Form 10-Q
period 1999-06-30
QUOKKA SPORTS INC
filed 1999-09-07
CIK 1037737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER #000-26311

                            ------------------------

                              QUOKKA SPORTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3250045
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                        525 BRANNAN STREET, GROUND FLOOR
                        SAN FRANCISCO, CALIFORNIA 94107
                                 (415) 908-3800
  (ADDRESS OF REGISTRANTS PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE, AND
                     TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ ]          No  [X]

     The number of shares of the Registrant's Common Stock, $.0001 par value per share, outstanding at September 1, 1999 was 43,455,489.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for broadband applications and content; Quokka Sports, Inc.'s (the "Company's") projected programming schedule; the Company's future research and development; business trends; and future quarter profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 20 through 28, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                              QUOKKA SPORTS, INC.

               INDEX TO FORM 10-Q FOR QUARTER ENDED JUNE 30, 1999

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Condensed Balance Sheets as of June 30, 1999
           and December 31, 1998.....................................    4

         Consolidated Condensed Statements of Operations for the
           Three and Six Months Ended June 30, 1999 and 1998.........    5

         Consolidated Condensed Statements of Cash Flows for the Six
           Months Ended June 30, 1999 and 1998.......................    6

         Notes to Unaudited Consolidated Condensed Financial
           Statements................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   12

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   31

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   32

Item 2.  Changes in Securities and Use of Proceeds...................   32

Item 4.  Submission of Matters to a Vote of Security Holders.........   33

Item 6.  Exhibits and Reports on Form 8-K............................   34

Signature............................................................   35

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Current assets:
  Cash and cash equivalents.................................  $40,579       $23,994
  Accounts receivable, net..................................    2,890         1,151
  Acquired programming and distribution rights..............   13,588            --
  Prepaid expenses and other................................    1,634           331
                                                              -------       -------
          Total current assets..............................   58,691        25,476
Property and equipment, net.................................    8,913         2,736
                                                              -------       -------
          Total assets......................................  $67,604       $28,212
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 3,250       $   289
  Accrued expenses..........................................    2,918         1,199
  Current portion of long-term debt and capitalized lease
     obligations............................................    2,977           290
  Deferred revenues.........................................    2,877           480
                                                              -------       -------
          Total current liabilities.........................   12,022         2,258
                                                              -------       -------
Long term debt and capitalized lease obligations, net of
  current portion...........................................    8,134           501

Commitments (Note 4)

STOCKHOLDERS' EQUITY
Convertible preferred stock.................................        3             2
Common stock, voting and non-voting.........................        1             1
Additional paid-in capital..................................   81,297        41,019
Warrants and other..........................................    8,290           477
Treasury stock, at cost.....................................      (95)           --
Accumulated deficit.........................................  (42,048)      (16,046)
                                                              -------       -------
          Total stockholders' equity........................   47,448        25,453
                                                              -------       -------
          Total liabilities and stockholders' equity........  $67,604       $28,212
                                                              =======       =======

     See accompanying notes to consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------    -------------------
                                                      1999       1998        1999       1998
                                                    --------    -------    --------    -------
Revenues..........................................  $  2,552    $ 2,454    $  3,449    $ 7,321
Costs and Expenses:
  Production costs................................     4,050      2,072       6,342      5,503
  Research and engineering........................     4,522        722       6,654      1,307
  Sales and marketing.............................     7,220        574       8,610        932
  General and administrative......................     2,606        633       4,398      1,504
  Depreciation....................................       720         86       1,150        130
  Amortization of acquired programming and
     distribution rights..........................     1,662         --       2,087         --
                                                    --------    -------    --------    -------
          Total costs and expenses................    20,780      4,087      29,241      9,376
                                                    --------    -------    --------    -------
          Loss from operations....................   (18,228)    (1,633)    (25,792)    (2,055)
Losses of associated venture......................      (615)        --      (1,067)        --
Minority interest in net loss of consolidated
  subsidiary......................................       645         --         645         --
Interest income/(expense), net....................        44         29         212         62
                                                    --------    -------    --------    -------
          Net loss................................  $(18,154)   $(1,604)   $(26,002)   $(1,993)
                                                    ========    =======    ========    =======
Net loss per Share:
  Basic and diluted...............................  $  (1.84)   $  (.17)   $  (2.66)   $  (.21)
  Weighted average shares outstanding -- basic and
     diluted......................................     9,892      9,654       9,788      9,653
                                                    ========    =======    ========    =======
Proforma net loss per share:
  Basic and diluted...............................  $   (.50)   $  (.08)   $   (.74)   $  (.10)
  Weighted average shares outstanding -- basic and
     diluted......................................    36,161     20,042      35,051     19,100
                                                    ========    =======    ========    =======

     See accompanying notes to consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Cash flows from operating activities:
  Net loss..................................................  $(26,002)   $(1,993)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................     1,150        130
     Minority interest amortization of programming rights...      (645)        --
     Amortization of acquired programming and distribution
      rights................................................     2,087         --
     Non-cash compensation-related charges and other........     1,623        382
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (1,740)      (467)
       Prepaid expenses and other...........................    (1,148)       230
       Accounts payable.....................................     2,389       (110)
       Accrued expenses.....................................     1,718        807
       Acquired rights......................................      (675)        --
       Deferred revenues....................................     2,397     (2,204)
                                                              --------    -------
          Net cash used in operating activities.............   (18,846)    (3,225)
                                                              --------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................    (4,131)      (744)
                                                              --------    -------
          Net cash used in investing activities.............    (4,131)      (744)
                                                              --------    -------
Cash flows from financing activities:
  Proceeds from long term financing arrangements............        --        520
  Payments on notes, long-term capital leases and financing
     arrangements...........................................      (555)       (19)
  Proceeds from the issuance of common stock, net of
     issuance cost..........................................       292         --
  Purchase of treasury stock................................       (95)        --
  Proceeds from the issuance of preferred stock, net of
     issuance cost..........................................    39,920     14,283
                                                              --------    -------
          Net cash provided by financing activities.........    39,562     14,784
                                                              --------    -------
Net increase in cash........................................    16,585     10,815
Cash, beginning of period...................................    23,994      4,027
                                                              --------    -------
Cash, end of period.........................................  $ 40,579    $14,842
                                                              ========    =======

     See accompanying notes to consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

  Description of Business

     Prior to August 1996, Quokka Sports, Inc. operated as an Australian software development and consulting company known as Ozware Developments Unit Trust. In August 1996, Quokka adopted its current business model, incorporated in Delaware under the name Quokka Productions, Inc. and relocated its headquarters to San Francisco. In September 1996, Quokka Productions, Inc. changed its name to Quokka Sports, Inc.

     Quokka is an independent digital sports network providing real-time coverage of sporting events for worldwide audiences. Utilizing digital assets generated at a sports venue that are under-utilized by traditional media, Quokka is building a digital sports network by creating digital programming content that is specifically designed for interactive distribution systems.

     Revenues are generated from digital entertainment sponsorships, advertising, electronic commerce and studio services. The majority of revenues are derived from the sale of sponsorship packages to corporations. Digital entertainment sponsors may embed their products in Quokka's productions and obtain site branding, access to development projects, the use of trademarks and logos and participation in various print and media campaigns.

  Basis of Presentation

     The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current presentation. In the opinion of Quokka, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at June 30, 1999, the operating results for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. These financial statements and notes should be read in conjunction with Quokka's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's prospectus dated July 27, 1999 comprising part of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-76981. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The consolidated financial statements include the accounts of Quokka, and all of its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in and advances to our joint venture in which we have a 50% ownership interest are accounted for by the equity method.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Acquired media rights

     Quokka and its subsidiaries and joint venture account for acquired media rights pursuant to Statement of Financial Accounting Standards ("SFAS") No. 63. Under SFAS No. 63, a licensee shall report an asset and a liability for the rights acquired and obligations incurred under a license agreement when the license period begins and other conditions, including availability and acceptance, have been met. The assets are amortized over their estimated useful life.

  Revenue Recognition

     Quokka generates revenues from digital entertainment sponsorships, advertising, electronic commerce and studio services. Prior to April 1999, sponsorship revenues were recognized over the term of the sponsored event based on the ratio of current period impressions to projected total ultimate impressions based on a determination that no significant obligations remained and collection of the resulting receivable was probable. Digital entertainment sponsorships signed in the June 1999 quarter represent multi-year, multi-event and multi-benefit sponsorships. Annual revenues from these new contracts are recognized using the straight line method over the terms of the agreements.

     Revenues from studio services are recognized in the period the service is provided. Advertising and electronic commerce revenues, which have not been material to date, are recognized when the commitment is met or product is shipped and payment is assured. Quokka has accepted property and services as payment for sponsorship. Property and services received as payment are valued at fair market value based on the amounts normally charged to third parties for similar property and services.

  Net loss per share and pro forma net loss per share

     Quokka computes net loss per share in accordance with SFAS No. 128, "Earnings per Share", and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common and common equivalent shares outstanding during the period. However, as Quokka generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of preferred stock, are not included in diluted net loss per share because such shares are anti-dilutive.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of Quokka's preferred stock and exercise of in the money warrants as if such conversion and exercise occurred on January 1, 1998 or at the date of original issuance, if later. The resulting pro forma adjustments result in an increase in the weighted average shares used to compute basic and diluted net loss per share. Pro forma common equivalent shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are not included in pro forma diluted net loss per share because they would be anti-dilutive.

     The following table sets forth the computation of historical and pro forma basic and diluted net loss per share for the periods indicated.

                                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                       ------------------   ------------------
                                                         1999      1998       1999      1998
                                                       --------   -------   --------   -------
Numerator:
  Net loss available to common stockholders..........  $(18,154)  $(1,604)  $(26,002)  $(1,993)
Denominator:
  Weighted average shares............................     9,971     9,654      9,865     9,653
  Weighted average unvested common shares subject to
     repurchase agreements...........................       (78)       --        (77)       --
                                                       --------   -------   --------   -------
  Denominator for basic calculation and diluted
     calculation.....................................     9,893     9,654      9,788     9,653
Net loss per share:
  Basic and Diluted..................................  $  (1.84)  $  (.17)  $  (2.66)  $  (.21)
     Anti-dilutive securities including options,
       warrants and preferred stock not included in
       historical net loss per share calculations....    35,088    12,040     34,082    11,099
Pro forma net loss per share:
  Net loss...........................................  $(18,154)  $(1,604)  $(26,002)  $(1,993)
  Shares used in computing net loss per share, basic
     diluted.........................................     9,892     9,654      9,788     9,653
  Adjustment to reflect assumed conversion of
     preferred stock and exercise of warrants........    26,269    10,388     25,263     9,447
                                                       --------   -------   --------   -------
  Shares used in computing pro forma net loss per
     share, basic and diluted........................    36,161    20,042     35,051    19,100
  Pro forma net loss per share, basic and diluted....  $  (0.50)  $ (0.08)  $  (0.74)  $ (0.10)

  Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, there were no such adjustments to net loss.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     During June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 replaces SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and changes the way public companies report segment information. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and has been adopted by Quokka for the year ended December 31, 1998. Quokka operates in one business segment.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. Statement of Position No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Quokka does not expect that the adoption of Statement of Position No. 98-1 will have a material impact on its results of operations.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, Statement of Position 98-5 is effective for fiscal years beginning after December 15, 1998. Quokka believes the adoption of Statement of Position 98-5 will not have a material impact on its results of operations.

NOTE 3. INITIAL PUBLIC OFFERING ("IPO")

     On July 28, 1999, Quokka issued 5,000,000 shares of its common stock at an initial public offering price of $12.00 per share. The net proceeds to Quokka from that offering were approximately $54.5 million after deducting the underwriters' discount and offering expenses. Concurrent with the IPO, warrants were exercised to purchase 452,048 shares of common stock at prices ranging from $0.50 to $3.25 per share, resulting in additional capital proceeds to the Company totaling $486,000. In addition, upon completion of the IPO, each outstanding share of the Company's convertible preferred stock was automatically converted into one share of common stock and outstanding warrants to purchase 3,115,336 shares of preferred and common stock were automatically converted into warrants to purchase 3,113,252 shares of common stock (after consideration of net exercises).

NOTE 4. COMMITMENTS

     In May 1999, Quokka entered into a noncancelable facilities lease. Terms of the lease call for annual lease payments of approximately $1.9 million. Terms of the lease agreement further require a $700,000 security deposit in the form of an irrevocable letter of credit. The lease expires in February 2002.

     In May 1999, Quokka entered into a binding letter of intent with Excite@Home to integrate and promote their sports programming on the www.excite.com web site and the @Home broadband service. Terms of this agreement call for semiannual payments through January 2000 and quarterly payments thereafter through October 2002 totaling $9.6 million.

     In May 1999, the Company entered into a purchase commitment for property and equipment totaling $10.5 million through December 2001.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In May 1999, the Company entered into an agreement to purchase software and services totaling $3.5 million through December 2000.

NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

                                                              QUARTER ENDED    QUARTER ENDED
                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              -------------    -------------
Supplemental disclosure of cash:
  Equipment financed through capital lease..................     $  331            $ --
                                                                 ======            ====
  Accounts payable related to purchase of property and
     equipment..............................................     $  572            $ --
                                                                 ======            ====
  Issuance of Preferred warrants under joint development
     agreement..............................................     $   --            $382
                                                                 ======            ====
  Issuance of Preferred warrants for subordinated debt......     $  421            $ --
                                                                 ======            ====
  Issuance of Preferred warrants under programming and
     distribution rights....................................     $6,104            $ --
                                                                 ======            ====
  Issuance of Preferred warrants as services rendered.......     $1,154            $ --
                                                                 ======            ====
  Notes payable related to purchase of acquired rights......     $8,251            $ --
                                                                 ======            ====
  Notes payable related to purchase of property and
     equipment..............................................     $2,293            $ --
                                                                 ======            ====
  Stock options issued as compensation for services
     rendered...............................................     $   48            $ --
                                                                 ======            ====
  Amortization of programming rights........................     $  645            $ --
                                                                 ======            ====

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. When used in this 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth under the subheading "Factors That May Affect Results" as well as those discussed in Quokka's registration statement on Form S-1, as amended. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements

     The following should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-76981.

OVERVIEW

     Quokka Sports has pioneered a distinctive new style of global sports entertainment programming that uses the digital information sharing and communications power of the Internet. Our programming can be accessed over the Internet at www.quokka.com. Our programming is designed to provide a compelling sports entertainment experience by allowing viewers to choose from a variety of perspectives, information and action sequences. We believe new interactive technologies provide exciting opportunities for making information-intensive programming also entertaining. With distinctive content designed to build on this opportunity, we believe we are positioned to become a leading provider of digital sports entertainment addressing the entertainment passions of a global community of sports enthusiasts.

     In August 1996, we adopted our current business model. The primary focus of our operating activities since August 1996 has been to develop our digital sports entertainment network. Our network development activities have included studio services to strategic partners, including the International Olympic Committee, Sydney Organizing Committee for the Olympic Games, News America Digital Publishing and others. Studio services represent consulting and Web design services.

     We generate revenues from digital entertainment sponsorships, studio services, advertising and electronic commerce. We derive the majority of our revenues from the sale of sponsorship packages to corporations. In the past, we have accepted property and services as payment for sponsorships, including Internet access, computer equipment, digital cameras, hosting services, and telecommunications equipment and services. Property and services received as payment are valued at fair market value based on the amounts normally charged to third parties for similar property and services. We

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

intend to reduce the amount of property and services accepted for payment in future periods, although we may not be successful in this regard.

     Prior to 1999, our sponsorships were primarily short-term and associated with two individual events, the Whitbread Round the World Race (the "Whitbread") and Around Alone races. Our sponsors typically pay fees or provide in-kind services, which we recognize as revenue ratably over the duration of the event based upon the actual number of impressions generated to date as compared to an estimated total number of impressions for the entire event. Sponsors may require that we guarantee a minimum number of impressions over the term of the event. In these instances, we will defer a portion of the sponsorship revenues until the minimum number of impressions has been achieved. We will also defer a portion of the revenues until other contractual obligations have been satisfied and collection of the related receivable is probable.

     In 1999, we began to configure our sponsorships as multi-year, multi-event and multi-benefit sponsorships. These new sponsorships, which we call digital entertainment sponsorships, may include a variety of benefits such as category exclusivity, embedded product placement in our programming, traditional sports sponsorship benefits and sales and marketing assistance. We plan to sell digital entertainment sponsorships to technology and communications companies as well as consumer retail goods and services companies. These multi-year sponsorship agreements provide for periodic sponsorship fees that we recognize ratably as revenues over the corresponding period during the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Because digital entertainment sponsorships relate to our network of events rather than a single event, we do not track the profitability of each event. However, we do track production costs by event as well as the visitors to our coverage of each event.

     As a direct result of having only one live program at a time, revenues from sponsorships, advertising and electronic commerce have varied on both a quarterly and annual basis during our short operating history. Revenues may fluctuate from period to period in the future depending upon our ability to attract digital entertainment sponsorships, the number of live events that are being produced and distributed simultaneously during any one period, our ability to maintain a continuous programming calendar, our ability to attract a worldwide audience for our sporting events, our ability to acquire long-term digital and other intellectual property rights to global sporting events and our ability to develop and produce sports programming which will attract a global audience.

     We also generate revenues by providing studio services that could lead to digital sports entertainment programming opportunities. These revenues are recognized in the period the service is provided. We intend to continue to offer studio services; however, we expect studio services to decline substantially as a percentage of overall revenues in future periods.

     We have incurred significant net losses and negative cash flows from operations, and as of June 30, 1999, we had an accumulated deficit of $42.0 million. This accumulated deficit resulted from the production costs of our network programming, the costs of developing new and enhancing existing tools and techniques that enhance our Quokka Sports Platform technology, the costs of expanding our sales and business development efforts and other costs related to ongoing research and design. Due to the planned expansion of our digital sports entertainment programming, we expect to incur significant operating losses for the foreseeable future. We may never achieve significant revenues or profitability; or if we achieve significant revenues, they may not be sustained.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Quokka and its subsidiaries and joint venture account for acquired media rights pursuant to Statement of Financial Accounting Standards No. 63. Under SFAS No. 63, a licensee shall report an asset and a liability for the rights acquired and obligations incurred under a license agreement when the license period begins and other conditions, including availability and acceptance, have been met. The assets are amortized over their estimated useful life.

     As of June 30, 1999 we had 242 employees compared to 57 at June 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

  Revenues

     Our revenues increased $0.1 million to $2.6 million for the June 1999 quarter from $2.5 million for the June 1998 quarter. During the June 1999 quarter, we recognized revenues from our first multi-year, multi-event and multi-benefit digital entertainment sponsorship agreements. We also continued to recognize sponsorship revenue associated with our coverage of Around Alone through the conclusion of the race in May 1999 and from studio services. Revenues for the June 1998 quarter were derived primarily from sponsorship revenues associated with our coverage of the Whitbread, our sole event during the period.

  Production Costs

     Production costs increased $2.0 million to $4.1 million for the June 1999 quarter from $2.1 million for the June 1998 quarter. Production costs include costs of personnel and consultants, computer hardware and software, travel, satellite transmission costs, field gear, cameras, satellite phones, marketing and an allocation of general and administrative expenses. The $2.0 million increase reflects costs associated with eight events produced or in pre-production during the period as compared to one event, the Whitbread, during the comparable 1998 period. During the June 1999 quarter, we continued to provide coverage of the Around Alone Race and initiated coverage of the CART FedEx Championship Series ("CART"). In addition, our sports programming during the June 1999 quarter included three adventure events: First Ascent: The Expedition to China's Karakoram Range; The Great Trango Tower climbing expedition in Pakistan; and the Marathon des Sables footrace through Morocco's Sahara Desert.

     Our joint venture with NBC Olympics, Inc. continued its pre-production activities for the U.S. digital coverage of the 2000 Summer Games in Sydney and pre-game trial coverage of the United States Olympic trial events. The joint venture is scheduled to launch its Web site in August 1999 with coverage of the U.S. Gymnastics Championship. We also commenced pre-production of the FIM 500cc Road Racing World Championship Grand Prix, which launched in July 1999, and the America's Cup 2000 Match yacht race, which commences in February 2000 in Auckland, New Zealand.

     Production costs for each event vary based on the location and duration of each program, the depth and breadth of our event coverage and operating efficiencies gained from our previous experience with similar events. A combination of these factors resulted in significantly decreased production costs on a per-event basis during the June 1999 quarter over the comparable 1998 period.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

  Research and Engineering

     Research and engineering expenses increased $3.8 million to $4.5 million for the June 1999 quarter from $722,000 for the June 1998 quarter. Research and engineering expenses include personnel cost, costs associated with network operations and expenses incurred to improve and develop our Quokka Sports Platform and broadband applications. This increase represents the cost of additional personnel and related expenses associated with our continuing development of our Quokka Sports Platform, broadband applications, network operations and other engineering initiatives.

  Sales and Marketing

     Sales and marketing expenses increased $6.6 million to $7.2 million for the June 1999 quarter from $574,000 for the June 1998 quarter. Sales and marketing expenses include personnel costs, consultants and advertising. This increase is attributable to expenses related to our marketing campaign to create brand recognition and launch www.quokka.com as well as increases in the number of sales and marketing personnel.

  General and Administrative

     General and administrative expenses increased $2.0 million to $2.6 million for the June 1999 quarter from $633,000 for the June 1998 quarter. General and administrative expenses include management, business and legal affairs, finance and accounting, facilities, management information systems and human resources. This increase is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure. During the June 1999 quarter, we leased additional office space in San Francisco in support of our infrastructure.

  Depreciation

     Depreciation expenses increased $634,000 to $720,000 for the June 1999 quarter from $86,000 for the June 1998 quarter. The increase is primarily due to purchases of additional equipment and amortization of leasehold improvements in our expanded facilities.

  Amortization of Acquiring Programming and Distribution Rights

     Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license period on a straight-line basis. Total amortization of acquired programming and distribution rights were $1.6 million for the June 1999 quarter. No such amortization costs were incurred during the comparable 1998 period. This amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games, the exclusive worldwide interactive media rights to CART, the exclusive worldwide interactive media rights to FIM 500cc Road Racing World Championship Grand Prix and the exclusive worldwide interactive media rights for the America's Cup 2000 Match yacht race. Also included in amortization for the June 1999 quarter are licensing fees paid for the rights to distribute our programming on Excite@Home.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

  Losses of Associated Venture

     We incurred net losses of $615,000 in CART Digital Media Enterprises, LLC, our joint venture with Forsythe Racing, Inc., for the June 1999 quarter. We have accounted for our 50% interest in this joint venture under the equity method of accounting since the inception of the venture in January 1999. Expenses incurred during the period related primarily to production expenses for CART programming.

  Minority Interest in Net Loss of Consolidated Subsidiary

     During the March 1999 quarter, we formed NBC/Quokka Ventures, LLC, a joint venture with NBC Olympics, Inc. to provide interactive digital coverage of the Olympic Games and related pre-games events. In connection with this venture, NBC has contributed, among other things, certain programming and content in exchange for a 49% minority interest. The fair market value of this content is being amortized over the initial term of the venture agreement from inception in February 1999 through October 2004 on a straight-line basis. For the June 1999 quarter, minority interest expense of $645,000 represents amortization of NBC's programming and content rights.

  Interest Income/(Expense)

     Interest income, net of interest expense, was $44,000 for the June 1999 quarter as compared to $29,000 for the comparable 1998 period. Interest income recorded during these periods includes interest income earned on cash and cash equivalents. Interest expense incurred during these periods relate to our financing obligations for various equipment purchases. The $15,000 net increase reflects higher cash balances during the June 1999 quarter.

  Net Loss

     Based upon the foregoing information, we had net losses of $18.2 million for the June 1999 quarter and $1.6 million the June 1998 quarter.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

  Revenues

     Total revenues for the six months ended June 30, 1999 were $3.4 million. This compares to revenue for the comparable 1998 period of $7.3 million. Revenue for the six months ended June 30, 1999 were derived primarily from two new digital entertainment sponsorships and sponsorship revenues of Around Alone. Revenues for the six months ended June 30, 1998 were primarily derived from revenues associated with our coverage of the Whitbread, our sole event during the period. The Whitbread is a better-known event than Around Alone and, accordingly, attracted larger sponsorship revenues. In addition, revenues from our new digital entertainment sponsorships did not commence until April 1999.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

  Production Costs

     Production costs increased $0.8 million to $6.3 million for the six months ended June 30, 1999 from $5.5 million for the six months ended June 30, 1998. This increase reflects costs associated with eight events produced or in pre-production during the period as compared to one event, The Whitbread, during the comparable 1998 period. Also included in 1999 production costs are costs associated with the launch of our www.quokka.com network in March 1999.

  Research and Engineering

     Research and engineering expenses increased to $6.7 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. The $5.4 million increase represents the cost of additional personnel and related expenses associated with our continuing development of our Quokka Sports Platform, broadband applications and network operations and other engineering initiatives. Included in research and engineering expense for the six months ended June 30, 1999 is $1.1 million in non-cash compensation expenses related to the issuance of 153,846 warrants to purchase common stock which were issued in connection with certain broadband research initiatives.

  Sales and Marketing

     Sales and marketing expenses increased $7.7 million to $8.6 million for the six months ended June 30, 1999 from $932,000 for the six months ended June 30, 1998. This increase is attributable to expenses related to our marketing campaign to create brand recognition and launch www.quokka.com, as well as increases in the number of sales and marketing personnel.

  General and Administrative

     General and administrative expenses increased $2.9 million to $4.4 million for the six months ended June 30, 1999 from $1.5 million for the six months ended June 30, 1998. This increase is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure. During the 1999 period, we leased additional office space in San Francisco and new office space in London in support of our infrastructure.

  Depreciation

     Depreciation and amortization expenses increased $1.0 million to $1.1 million for the six months ended June 30, 1999 from $130,000 for the six months ended June 30, 1998. The increase is primarily due to purchases of additional equipment and amortization of leasehold improvements in our expanded facilities.

  Amortization of Acquiring Programming and Distribution Rights

     Total amortization of acquired programming and distribution rights were $2.1 million for the six months ended June 30, 1999. No such amortization costs were incurred during the comparable 1998 period. This amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games, the exclusive worldwide interactive media rights to CART, the exclusive interactive media

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

rights to FIM 500cc Road Racing World Championship Grand Prix and the exclusive interactive media rights for the America's Cup 2000 Match yacht race. Also included in amortization for the six months ended June 30, 1999 are licensing fees paid for the rights to distribute our programming on Excite@Home.

  Losses of Associated Venture

     We incurred net losses of $1.1 million in CART Digital Media Enterprises, LLC, our joint venture with Forsythe Racing, Inc., for the six months ended June 30, 1999. We have accounted for our 50% interest in this joint venture under the equity method of accounting since the inception of the venture in January 1999. Expenses incurred during the period related primarily to production expenses for CART programming.

  Minority Interest in Net Loss of Consolidated Subsidiary

     For the six months ended June 30, 1999, minority interest expense of $645,000 represents amortization of NBC's programming and content rights.

  Interest Income/(Expense)

     Interest income, net of interest expense, was $212,000 for the six months ended June 30, 1999 as compared to $62,000 for the comparable 1998 period. The $150,000 net increase reflects higher cash balances during the six months ended June 30, 1999.

  Net Loss

     Based upon the foregoing information, we had net losses of $26.0 million for the six months ended June 30, 1999 and $2.0 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since August 1996, we have financed our operations primarily through private sales of our equity securities. Total net proceeds from sales of our equity securities since August 1996 were $81.8 million through June 30, 1999.

     At June 30, 1999, we had $40.6 million in cash and cash equivalents. Net cash used in operating activities was $18.8 million for the six months ended June 30, 1999 and $3.2 million for the six months ended June 30, 1998. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items including compensation expense related to the issuance of warrants to attract key vendors and business partners. Non-cash charges relating to the issuance of these warrants were $1.6 million for the six months ended June 30, 1999 and $382,000 for the six months ended June 30, 1998. Non-cash charges relating to depreciation expense were $1.2 million for the six months ended June 30, 1999 and $130,000 for the six months ended June 30, 1998.

     Net cash used in investing activities was $4.1 million for the six months ended June 30, 1999 and $744,000 for the six months ended June 30, 1998. Net cash used in investing activities resulted

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

primarily from purchases of additional equipment and amortization of leasehold improvements in our expanded facilities.

     Net cash provided financing activities was $39.6 million for the six months ended June 30, 1999 and $14.8 million for the six months ended June 30, 1998. Net cash provided by financing activities for these periods included the issuance of preferred stock, common stock and exercise of warrants.

     We believe that the net proceeds from our initial public offering in July 1999, combined with current cash and cash equivalent balances will be sufficient to fund our operating requirements for working capital and capital expenditures for at least the next twelve months. Thereafter, we will need to raise additional funds. To the extent that we encounter unanticipated opportunities, we may seek to raise additional funds sooner, in which case we may sell additional equity or debt securities or borrow funds from banks. No assurances can be given that our efforts to raise these funds will be successful. In the event we are unable to raise these funds, our operations would suffer. Sales of additional equity or convertible debt securities would result in additional dilution of our stockholders.

YEAR 2000 IMPLICATIONS

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced to comply with year 2000 requirements.

     We are in the process of assessing the year 2000 issue and expect to complete our assessment by August 1999. We are conducting a three-phase process of identifying both information technology and non-information technology systems that are not year 2000 compliant, determining their significance to operations, and developing plans to resolve issues where necessary. We have not incurred material costs to date in this process and we do not believe that the cost of additional actions will have a material effect on our operations. We currently expect that we will complete this process in September 1999.

     Although we currently believe that our systems and products are year 2000 compliant in all material respects, these systems and products may contain undetected errors or defects with year 2000 date functions that may result in material costs. Further, although we are not aware of any material operational issues or costs associated with preparing our internal systems for the year 2000, we may experience serious unanticipated negative consequences, such as significant downtime for one or more programming events, or material costs caused by undetected errors or defects in the technology used in our internal systems.

     We use third-party equipment, software and content, including non-information technology systems such as security systems, building equipment and non-IT systems embedded microcontrollers that may not be year 2000 compliant. We have communicated with all of our hardware and software developers, suppliers and other third parties to determine whether these third parties are adequately addressing the year 2000 issue and whether any of their non-IT systems have material year 2000 compliance problems. Based on the written representations of these third parties, we believe that the third-party hardware and software that we use is compliant or is expected to be compliant prior to the year 2000. Failure of third-party equipment, software or content to operate properly with regard to the

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

year 2000 and thereafter could cause us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations and financial condition. We are in the process of developing a contingency plan to address situations that may result if we, or third parties that we rely upon, are unable to achieve year 2000 readiness. We currently expect to complete this contingency plan by the end of the third quarter in 1999.

     We do not currently have any information about the year 2000 status of our sponsors. Failure of our sponsors' equipment or software due to year 2000 problems may result in reduced funds available for sponsorship activities. Further, the purchasing patterns of sports viewers may be affected by year 2000 issues as companies expend significant resources to correct their current systems for year 2000 compliance. Finally, we are subject to external forces that might generally affect industry and commerce, such as utility or transportation company year 2000 compliance failures and related service interruptions. The occurrence of any year 2000 compliance failures that affect our sponsors, our audience or industry and commerce generally could have a material adverse effect on our business, results of operations and financial condition.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                        FACTORS THAT MAY AFFECT RESULTS

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES FOR AT LEAST THE NEXT EIGHT QUARTERS AND
MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY OR GENERATE POSITIVE CASH
FLOW.

     We expect to incur losses for at least the next eight quarters, largely due to substantial planned increases in marketing expenses and expenses associated with our digital sports entertainment programming. We may be unable to generate sufficient revenues or control operating expenses to achieve or sustain profitability or generate positive cash flow. We adopted our current business model in August 1996 and began generating revenues in connection with this model during the first quarter of 1997. As of June 30, 1999, we had an accumulated deficit of $42.0 million. Our net operating losses were $4.9 million for 1997, $9.5 million for 1998 and $26.0 million for the six months ended June 30, 1999. Cash used in operating activities was $3.9 million for 1997, $10.9 million for 1998 and $18.8 million for the six months ended June 30, 1999.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR BUSINESS AND PROSPECTS.

     Our limited operating history makes it difficult to evaluate our business and prospects. As a digital sports entertainment company in an early stage of development, we face significant risks, uncertainties, expenses and difficulties. In order to succeed, we must do most, if not all, of the following:

     - develop programming to attract and retain our audience;

     - secure and retain additional sponsors and advertisers;

     - acquire rights on commercially feasible terms to cover additional sporting events;

     - develop, enhance and carefully manage our brand;

     - deliver multiple programming events simultaneously to one or more global distribution networks;

     - promote our name in the sports and media markets;

     - respond appropriately to competitive developments;

     - develop and implement a successful electronic commerce strategy;

     - develop a successful line of product merchandise;

     - secure additional distribution systems for our content;

     - continue to develop and improve our know-how, to enhance our Web sites to meet the needs of a changing market and to adapt to changing technology;

     - successfully execute our business and marketing strategies; and

     - attract, integrate, retain and motivate qualified personnel.

     Our business operations and revenues will suffer if we are unable to accomplish these things.

OUR QUARTERLY OPERATING RESULTS ARE EXPECTED TO FLUCTUATE AND OUR FAILURE TO MEET EARNINGS ESTIMATES COULD CAUSE OUR STOCK PRICE TO SUFFER.

     Our quarterly operating results have varied in the past, and we expect them to fluctuate in future periods. For example, our revenues for the six months ended June 30, 1999 were $3.4 million compared to revenues of $7.8 million for the six months ended June 30, 1998. These fluctuations depend on a number of factors described below and elsewhere in this "Factors That May Affect Results" section of this report on Form 10-Q, many of which are outside our control. We may be unable to predict our future revenues accurately or adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In particular, because digital entertainment sponsorships have a lengthy sales cycle, it is difficult to predict when new digital entertainment sponsorship agreements will be completed and, consequently, when revenue from new agreements will first be recognized. Any significant shortfall of revenues would have a negative impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors and our stock price could suffer. Our revenues in any quarter depend on the sports programming we offer, the sponsorship arrangements we have in place at that time and finalize during the quarter and, to a lesser extent, the advertising and electronic commerce transactions we execute. We expect that our electronic commerce revenues will be higher leading up to and during our major sports programming. It is likely that sponsorship deals will have a long sales cycle and may be unevenly distributed across fiscal quarters. We expect our expenses to increase over time for production and other operational costs. The timing of these expenses, as well as our obligations under existing and future contracts, could fluctuate from quarter to quarter and intensify leading up to and during significant sporting events such as the Olympic Games.

WE NEED TO ACQUIRE RIGHTS TO KEY SPORTING EVENTS TO DEVELOP MORE PROGRAMMING AND GROW OUR BUSINESS, BUT THE COST AND COMPETITION FOR THESE RIGHTS COULD PREVENT US FROM DOING SO.

     We need to acquire rights to key sporting events to succeed. If we are unable to acquire these rights, our ability to broaden our programming and grow our business will be limited. Our limited operating history makes it difficult to assess our ability to acquire rights in the future. Holders of rights may not be willing to enter into strategic relationships with us or sell rights to us at prices we can afford, or at all. We expect the cost of acquiring rights to increase significantly as competition for these rights increases. We may not be successful in acquiring the rights we need, especially if third parties, such as traditional media companies, which have significantly greater resources, experience and bargaining leverage than we do, compete for those rights.

OUR LIMITED EXPERIENCE DEVELOPING AND COORDINATING A COMPREHENSIVE PROGRAMMING SCHEDULE COULD RESULT IN DELAYS OR SETBACKS THAT REDUCE THE APPEAL OF OUR WEB SITES.

     We have limited experience developing and coordinating a comprehensive programming schedule and may experience delays or setbacks that reduce the appeal of our Web sites. The programming we have developed required significantly fewer resources and technical skills than the major sports programming we are scheduled to produce, including the Olympic Games and coverage of motor sports. Our programming may not keep pace with technological developments, evolving industry standards or competing programming alternatives. We have not developed multiple large-scale programming events simultaneously and may lack the financial and technical resources to develop content for multiple simultaneous sporting events. Even if the resources are available, we may be unable to coordinate a comprehensive programming schedule. To be successful, we will need to staff and operate 24-hour production facilities that are capable of collecting, repackaging and distributing digital coverage to a global audience.

IF OUR AUDIENCE DOES NOT LIKE OUR WEB SITES OR THE INTERACTIVE NATURE OF OUR PROGRAMMING WE MAY NOT BE ABLE TO ATTRACT AND RETAIN SPONSORS.

     It is difficult to predict whether our audience will like the layout and design of our Web sites or adapt to the interactive nature of our programming. If our layout and design are not user-friendly in the eyes of a wide and diverse audience, we will not be successful in attracting repeat users and our revenue could decline. Additionally, the nature of our programming requires our audience to actively navigate through multiple pages to experience the depth of coverage. Sports fans who are accustomed to passive listening or viewing sports coverage provided by traditional media may not be willing to participate in the interactive nature of sports entertainment on our Web sites. Our audience could reduce its viewing of our existing programming due to dissatisfaction with our programming or greater satisfaction with programming developed by one or more of our competitors. Additionally, the number of sporting events covered on various media may saturate the market and reduce the likelihood a sports fan would select our Web site. If the size of our audience or the duration of visits to our sites decreases or fails to grow as expected, we may be unable to achieve the audience exposure we have committed and will commit to provide to our sponsors, which could result in lost sponsorship revenues. For example, sponsorship revenues could be affected if audience interest in the Olympic Games is reduced as a result of recent scandals involving the International Olympic Committee.

OUR SPONSORSHIP MODEL IS UNPROVEN AND OUR REVENUES AND RESULTS OF OPERATIONS WILL SUFFER IF WE ARE UNABLE TO MAINTAIN OUR EXISTING SPONSORS AND SECURE ADDITIONAL SPONSORSHIPS.

     Our revenues and results of operations will suffer if we are unable to maintain our existing sponsors and secure additional sponsors. Our revenue model is primarily based on securing long-term digital entertainment sponsorships that provide each sponsor with the right to be named as the exclusive sponsor of our network within a particular industry category. We have limited experience with this sponsorship model and to date have entered into digital entertainment sponsorships only with Compaq Computer Corporation and Computer Associates International, Inc. Prospective sponsors may not be interested in entering into these digital entertainment sponsorships at the rates we set, if at all.

     Additionally, our sponsorship agreements typically require the delivery of a specified number of brand impressions, which refers to the number of times the sponsor's brand appears on a user's screen while the user is connected to our Web sites. Our fulfillment of these commitments assumes that we will be able to deliver these brand impressions on sports programming that we acquire or create. Owners of rights to sporting events often have pre-arranged sponsor lists they require us to honor. Pre-existing sponsorship relationships may prevent us from meeting the minimum commitments we have to our exclusive digital entertainment sponsors and could cause us to allocate impressions to our sponsors that were otherwise available for additional revenue generating purposes. These pre-existing sponsorship relationships could also negatively affect our business by limiting our ability to attract new sponsors. We might acquire or create additional programming that would allow us to provide our sponsors with sufficient brand impressions for which we would incur additional expenses.

WE DEPEND ON A SMALL NUMBER OF SPONSORS, THE LOSS OF WHICH COULD HARM OUR REVENUES.

     To date, we have depended on a limited number of sponsors for a majority of our revenues. In 1998, two sponsors accounted for 68% of our revenues. We anticipate that our results of operations will depend to a significant extent upon revenues from a small number of digital entertainment sponsors. The loss of one or more digital entertainment sponsors could negatively affect our business. Although we seek to enter into multi-year agreements with our digital entertainment sponsors, we cannot guarantee that these sponsors will maintain their association with us.

A DISASTER OR MALFUNCTION THAT DISABLES OUR COMPUTER SYSTEMS COULD HARM OUR WEB SITES AND REDUCE THE APPEAL OF OUR PROGRAMMING.

     Substantially all of our communications hardware and computer hardware operations are located in our facilities in San Francisco, California and at Frontier GlobalCenter in Sunnyvale, California, where our Web sites are hosted. Our operations depend on our ability to protect these systems against damage from fire, earthquakes, power loss, telecommunications failures, break-ins and similar events. Additionally, computer viruses, electronic break-ins or other similar disruptive problems could harm our Web sites. A disaster or malfunction that disables either our San Francisco production facility or our Sunnyvale hosting services could cause an interruption in the production and distribution of our programming, limit the quantity or timeliness of updates to our productions or limit the speed at which our audience can access our content. Any of these occurrences could reduce the appeal of our programming. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have a formal disaster recovery plan.

     Our Web sites have experienced significant increases in traffic during coverage of some sporting events. As we deliver additional programming, we expect our audience base to increase significantly. This will require our Web sites to accommodate a high volume of traffic and deliver frequently updated information. Failure of our systems to accommodate higher volumes of traffic could reduce the performance and appeal of our Web sites and harm our results of operations. Our Web sites in the past have experienced slower response times or other problems for a variety of reasons, including delays or malfunctions as a result of third-party distributors on which we rely.

OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

     We believe that broad recognition and a favorable audience perception of the Quokka brand will be essential to our success. If our brand does not achieve favorable broad recognition, our success will be limited. We intend to build traffic and brand recognition by aggressively marketing www.quokka.com as the first interactive network that offers sports programming that brings the audience closer to the athlete's perspective. We plan to market www.quokka.com through an extensive traditional media campaign employing advertising on television, printed publications, outdoor signage and radio. We also plan to conduct a simultaneous online advertising campaign and to seek exposure through our co-branded initiatives. During 1998, we spent $554,000 for advertising. We expect to significantly increase our advertising expenses in future periods as we build the Quokka brand and awareness of our programming. We may lack the resources necessary to accomplish these initiatives. Even if the resources are available, we cannot be certain that our brand enhancement strategy will deliver the brand recognition and favorable audience perception that we seek. If our strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Even if we achieve greater recognition of our brand, competitors with greater resources or a more recognizable brand could reduce our market share of the emerging digital sports entertainment market.

THE LOSS OF ANY STRATEGIC RELATIONSHIPS WITH MEDIA ENTITIES AND SPORTS GOVERNING BODIES COULD NEGATIVELY IMPACT THE BREADTH OF OUR SPORTS PROGRAMMING AND OUR ABILITY TO ACQUIRE ADDITIONAL RIGHTS TO COVER SPORTS OR SECURE SPONSORSHIPS.

     We depend on agreements with certain established media entities and sports governing bodies, such as NBC Olympics, Inc. and Championship Auto Racing Teams, Inc. The loss of any of these strategic relationships could impact the breadth of our sports programming and affect our ability to acquire additional rights or secure sponsorships. Our agreements with these parties enable development of certain Olympic and motor sports programming. Additionally, these strategic relationships, among others, provide us with credibility in the marketplace to negotiate sponsorships and acquire rights to cover additional sports. While these strategic relationships are grounded in contractual agreements, these parties can terminate the agreements for various reasons, including contractual breaches and a change in control of our company. For example, NBC Olympics, Inc. can terminate its strategic relationship with us if a competitor of NBC acquires us. We cannot guarantee that our strategic partners will perform their contractual obligations. Even if the contracts run for the full term, we may not be able to renew the agreements on comparable terms, if at all.

FAILURE BY THIRD PARTIES ON WHOM WE DEPEND FOR INTERNET ACCESS, DELIVERY OF OUR PROGRAMMING AND GENERATION OF MULTIPLE REVENUE STREAMS COULD HARM OUR OPERATIONS AND REVENUES.

     Our audience depends on Internet service providers, online service providers and other Web site operators for access to our Web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Access by our audience outside the United States could also be delayed or interrupted due to the uncertainty of the telecommunications infrastructure in foreign countries.

     We depend on various domestic and international third parties for software, systems and delivery of much of our programming. Many of these third parties have limited operating histories, early generation technology and are themselves dependent on reliable delivery from others. Any delays or malfunctions in the distribution of our content would limit our ability to deliver our programming. We also depend on Frontier GlobalCenter in Sunnyvale, California, which hosts our Web sites. If the Frontier GlobalCenter hosting facility is disabled or malfunctions, access to our Web sites would be limited or eliminated.

     Our plans to generate multiple revenue streams also depend on third parties. In particular, we depend on encryption technology provided by others to enable secure electronic commerce transactions. In addition, our ability to obtain sponsorship and advertising interest will depend on whether third parties we hire can generate meaningful and accurate data to measure the demographics of our audience and the delivery of advertisements on our Web sites. Companies may choose not to advertise on our Web sites or may pay less if they do not perceive these measurements made by third parties to be reliable.

OUR SPONSORSHIP MODEL COULD PREVENT US FROM ACQUIRING CRITICAL TECHNOLOGY, WHICH COULD AFFECT THE QUALITY OF OUR PROGRAMMING.

     A significant feature of our sponsorship model is the exclusive right to be the sole sponsor of a sponsorship category, such as computing, database software, digital distribution, consumer electronics or wireless communications. While we expect this exclusivity feature to be central to our marketing strategy for securing and retaining these sponsorships, it may bind us to undesirable sponsorship arrangements and limit our ability to acquire technology we may otherwise want or need. Exclusive sponsors acquire multi-year rights to a sponsorship category and sometimes provide us with equipment or technical expertise to enable us to develop and distribute our programming. We are limited in our ability to terminate an existing sponsor relationship if a sponsor fails to provide us with necessary equipment and expertise, or is otherwise less desirable than a prospective sponsor in the same sponsorship category. An existing sponsor also may prevent us from acquiring desirable technology from competitors of the sponsor, which could harm our programming.

OUR PROGRAMMING AND OPERATIONS WILL SUFFER IF WE ARE UNABLE TO ADAPT IN A TIMELY MANNER TO TECHNOLOGICAL DEVELOPMENTS, EVOLVING INDUSTRY STANDARDS, CHANGING MARKET CONDITIONS OR CUSTOMER REQUIREMENTS.

     The market for digital sports programming is characterized by rapid technological change. To be successful, we must adapt to this rapidly changing market by continually improving the features we offer and developing new features. Our programming and operations will suffer if we are unable to adapt in a timely manner in response to technological developments, evolving industry standards, changing market conditions or customer requirements. We may not maintain our competitive position in the digital sports entertainment market for a number of reasons, including the following:

     - our technology infrastructure may not provide high-quality, reliable programming or adequately scale to support multiple simultaneous events;

     - we may be unable to afford substantial expenditures to adapt our service to changing technologies;

     - we may be unable to license leading technologies or develop new proprietary technologies; and

     - we may fail to use new technologies effectively or adapt to technological changes.

OUR BUSINESS IS SUBJECT TO MANY RISKS ASSOCIATED WITH WORLDWIDE SPORTS EVENT COVERAGE AND OTHER INTERNATIONAL ACTIVITIES, WHICH COULD PREVENT OR DELAY OUR COVERAGE OR CAUSE US TO INCUR ADDITIONAL EXPENSES.

     Our coverage of adventure sports is not limited geographically and is therefore subject to many risks associated with worldwide sports event coverage and other international activities that could prevent or delay our coverage. We have developed, and expect to continue to develop, programming covering sporting events throughout the world and across the oceans. For example, our coverage of yachting races and of adventure sports, such as mountaineering in the Karakoram range in China and treks across deserts in Morocco, require us to traverse international borders. Coverage of these events requires that we deploy production staff to locations throughout the world. Additionally, we expect to maintain offices in several foreign countries, including Great Britain, Switzerland and Australia. As a result, we are subject to numerous risks associated with doing business internationally, including the following:

     - regulatory requirements, including export requirements, tariffs and other barriers, health and safety requirements and labor and immigration laws;

     - difficulties in staffing and managing foreign operations;

     - differences in reliability of telecommunications infrastructure and Internet access;

     - varying technological standards and capabilities;

     - differences in standards of protection for intellectual property;

     - political instability;

     - hostile action against event participants or our employees;

     - currency fluctuations;

     - potentially adverse tax consequences; and

     - restrictions against the repatriation of earnings from a foreign country.

     Additionally, regional events that we choose to cover may fail to attract a global audience. In that case, we would incur the significant expenses inherent in the coverage of an international event without achieving the audience exposure we have committed or may commit to provide to our sponsors.

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH.

     We are experiencing a period of significant expansion. We had 40 employees at December 31, 1997, compared to 118 employees at December 31, 1998 and 242 employees at June 30, 1999. This growth is placing, and we expect any further growth to continue to place, a significant strain on our management, operational and financial resources. This will require us to implement additional management information systems and to develop additional operating, administrative, financial and accounting systems and controls. If we are unable to develop these systems and manage our growth effectively, our business will not operate efficiently and our results of operations could be negatively affected.

     Many of our senior management have only recently joined us. Seven of our sixteen most senior officers have worked for us for less than one year. These individuals have not previously worked together and are becoming integrated as a management team. Our operations and personnel relations will suffer if our senior management is unable to successfully manage our growth.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

     Our success will depend on the continued services of our senior management and other key personnel, as well as our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. The loss of the services of any of our executive officers, particularly Alan Ramadan, our president and chief executive officer, or other key employees could prevent us from executing our business strategy. Competition for these personnel is intense, and we may not be able to successfully attract, integrate or retain sufficiently qualified personnel. Our anticipated programming schedule in the near future will require that we attract and retain personnel who are skilled in production, computer and other technical fields. Skilled technical personnel are in high demand and have multiple employment opportunities, especially in the San Francisco Bay Area, where our headquarters are located. As a matter of practice, we do not generally enter into employment agreements with our employees.

DELAYS IN THE ACCESSIBILITY OR GROWTH OF THE INTERNET COULD ADVERSELY AFFECT OUR PROGRAMMING AND REDUCE THE LEVEL OF TRAFFIC ON OUR WEB SITES.

     Our success will depend on the continued development and growth of the Internet. Our programming will suffer if the necessary infrastructure, standards or protocols or complementary products, services or facilities for the Internet are not developed in a timely manner. While Internet technologies have been evolving rapidly in recent years, future growth may not continue at comparable rates. As the Internet continues to experience increased numbers of users and increased frequency of use, the Internet infrastructure may be unable to support the demands of a global audience or the requirements of consumers for faster access. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from the year 2000 problem. These outages and delays could adversely affect the level of Internet usage as well as the level of traffic on our Web sites. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to regulation by governments, businesses or other organizations.

     Our programming is designed to operate on today's Internet platform as well as other interactive systems that transmit digitized data, such as cable and satellite systems, in the future. These future systems are commonly referred to as "broadband" systems and are expected to enable transmission of large amounts of digitized material, such as video clips, within a relatively short time frame. Delays in the development of broadband systems could harm our ability to distribute our programming through subscription services and pay-per-view events, which could adversely affect our ability to generate revenues from these types of programming.

THE ONLINE DIGITAL SPORTS ENTERTAINMENT INDUSTRY IS INTENSELY COMPETITIVE, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

     The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for consumers' attention and spending has proliferated. We expect that competition will continue to intensify. We may be unable to compete successfully against current and future competitors.

     Many of our current and potential competitors have significantly longer operating histories, greater financial, technical and marketing resources, greater name recognition and larger user or membership bases than us and, therefore may have a significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements and to devote greater resources to the development, promotion and sale of their services. Our current or potential competitors may develop products and services comparable or superior to those developed by us. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would harm our business. In addition, as we expand internationally, we may face new competition.

     We compete, directly and indirectly, for sponsors, rights and the attention of sports viewers with the following categories of companies:

     - Web sites targeted to sports enthusiasts generally, such as www.cbs.sportsline.com, www.cnnsi.com and www.espn.com, many of which have been established by traditional media companies, and Web sites targeted to enthusiasts of particular sports, such as www.majorleaguebaseball.com, www.nascar.com, www.nba.com, www.nfl.com and www.nhl.com;

     - publishers and distributors of traditional media targeted to sports enthusiasts, such as the ESPN networks, the FoxSports network and Sports Illustrated;

     - online services such as America Online and the Microsoft Network, which provide access to sports-related content and services;

     - vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and

     - Web search and retrieval services, such as Excite, Infoseek, Lycos and Yahoo! and other high-traffic Web sites, such as those operated by Cnet and Netscape.

     We expect that the number of our direct and indirect competitors will increase in the future. We anticipate that, as the Internet and other interactive distribution systems converge with traditional television broadcasting and cable, significant competition may come from the cable arena, including such sports-oriented cable networks as the ESPN networks.

OUR ABILITY TO GENERATE REVENUES WILL BE ADVERSELY AFFECTED IF SPONSORS AND ADVERTISERS DO NOT ACCEPT THE INTERNET AS AN EFFECTIVE MEDIUM TO PROMOTE THEIR PRODUCTS AND SERVICES.

     Our ability to generate sponsorship and advertising revenues will depend on many factors, including the following:

     - the development of the Internet as an attractive medium for sponsors and advertisers;

     - the level of use of the Internet by consumers and the amount of traffic on our Web sites; and

     - our ability to achieve and measure demographic characteristics that are attractive to sponsors and advertisers.

     Market acceptance of the Internet as a medium for sponsorship and advertising is highly uncertain. Most potential sponsors and advertisers have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Internet-based campaigns. Even if sponsors and advertisers are persuaded to allocate portions of their budgets to Internet-based advertising, they may not find the medium to be effective for promoting their products and services relative to traditional print and broadcast media. Additionally, no standards are widely accepted to measure the effectiveness of the Internet as a medium for targeting consumers with particular demographics and influencing consumer behavior. If these standards do not develop, existing sponsors or advertisers may not continue their current level of Internet-based sponsorships or advertising, and sponsors or advertisers who are not currently buying sponsorships or advertising on the Internet may be reluctant to do so.

OUR COMMON STOCK PRICE IS LIKELY TO BE VOLATILE, WHICH COULD HURT INVESTORS AND EXPOSE US TO LITIGATION.

     The stock markets in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could harm the market price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as a recession or interest or currency rate fluctuations, also could harm the market price of our common stock.

     The trading prices of many technology company stocks, particularly Internet company stocks, have recently been at or near historical highs, reflecting valuations substantially above historical levels. Our stock price could be subject to wide fluctuations in response to a variety of factors, including factors that may be beyond our control. These include:

     - actual or anticipated variations in our quarterly operating results;

     - announcements of technological innovations or new sports entertainment programming by us or our competitors;

     - changes in financial estimates by securities analysts;

     - conditions or trends in the Internet and online entertainment industries;

     - changes in the market valuations of other Internet companies;

     - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     - additions or departures of key personnel; and

     - sales of substantial amounts of our common stock or other securities in the open market.

     Volatility in the market price of our common stock could result in securities class action litigation. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS AND COULD RESULT IN ADDITIONAL DILUTION

     We currently anticipate that the net proceeds of this offering, together with our available funds, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through at least the next 12 months. Thereafter, we will need to raise additional capital. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated opportunities or respond to competitive pressures. We may seek to raise additional capital sooner than the next 12 months to fund unanticipated opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and the securities issued may have rights, preferences and privileges senior to those of our common stock.

SALES OF OUR SHARES AFTER OUR JULY 1999 INITIAL PUBLIC OFFERING COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR STOCK, IMPAIR OUR ABILITY TO RAISE CAPITAL THROUGH THE SALE OF ADDITIONAL EQUITY SECURITIES AND RESULT IN FURTHER DILUTION.

     Sales of a substantial number of shares in the public market after our July 1999 initial public offering could negatively affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For a full discussion of the number of shares of our common stock subject to restrictions on trading or lock-up agreements, see our Registration Statement filed with the SEC, SEC File No. 333-76981.

ACCEPTANCE OF PROPERTY OR SERVICES AS PAYMENT MAY PROVIDE LESS WORKING CAPITAL FLEXIBILITY THAN A CASH PAYMENT WOULD PROVIDE.

WE MAY BE SUBJECT TO NEGATIVE PUBLICITY AND LIABILITY FOR ATHLETES OR OUR EMPLOYEES ASSOCIATED WITH OUR EVENTS, WHICH WOULD DISRUPT OUR PROGRAMMING AND REDUCE SPONSORSHIPS AND PARTICIPATION IN FUTURE EVENTS.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, AND OUR EFFORTS TO DO SO COULD BE TIME-CONSUMING AND EXPENSIVE AND COULD DIVERT MANAGEMENT ATTENTION FROM EXECUTING OUR BUSINESS STRATEGY.

PROBLEMS RELATED TO THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS.

WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT, AND OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT US FROM THIS LIABILITY.

OUR COMPETITIVE POSITION IN THE DIGITAL SPORTS ENTERTAINMENT INDUSTRY COULD DECLINE IF WE ARE UNABLE TO ACQUIRE BUSINESSES OR TECHNOLOGY THAT ARE STRATEGIC FOR OUR SUCCESS OR IF WE FAIL TO SUCCESSFULLY INTEGRATE ANY ACQUISITIONS WITH OUR CURRENT BUSINESS.

REVENUES FROM SUBSCRIPTION SERVICES MAY FAIL TO DEVELOP, WHICH WOULD HARM OUR RESULTS OF OPERATIONS.

CHANGES IN REGULATION OF THE INTERNET COULD LIMIT OUR BUSINESS PROSPECTS.

OUR INTERNET ACTIVITIES MAY BECOME SUBJECT TO ADDITIONAL TAXES, WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

WE HAVE LIMITED EXPERIENCE GENERATING REVENUES FROM ELECTRONIC COMMERCE, AND WE MAY NOT BE ABLE TO DO SO IF WE ARE UNABLE TO DEVELOP AND IMPLEMENT A SUCCESSFUL ELECTRONIC COMMERCE STRATEGY, DEVELOP A SUCCESSFUL LINE OF PRODUCT MERCHANDISE, OVERCOME INTERNET SECURITY CONCERNS OR RESPOND TO COMPETITIVE PRICING.

     Additional discussion of these and other risk factors is disclosed in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-76981.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quokka considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." Quokka had no holdings of derivative financial or commodity instruments at June 30, 1999. Quokka's revenue, capital expenditures and nearly all of its expenses are transacted in U. S. dollars. Quokka believes it has minimal exposure to financial market risks and risks associated with changes in foreign currency exchange rates at this time.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time Quokka is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Since April 1, 1999 Quokka has issued and sold unregistered securities as follows:

          (a) Between April 1, 1999 and June 30, 1999, an aggregate of 171,454 shares of common stock were issued to employees upon exercise of options with exercise prices ranging from $0.50 to $1.50. The consideration received for such shares was $137,300.

          (b) In May, 1999 an aggregate of 56,800 shares of common stock were issued upon exercise of warrants at an exercise price of $0.50. The aggregate consideration received for such shares was $28,400.

          (c) In May and June 1999, Quokka sold 4,533,223 shares of its Series D preferred stock at $9.00 per share to eight investors for aggregate consideration of $40.7 million.

          (d) In April 1999, Quokka issued and sold warrants to purchase up to an aggregate of 161,538 shares of Series C preferred stock at an exercise price of $3.25 per share to two investors, one of which is a 5% stockholder of Quokka.

          (e) In May 1999, Quokka issued and sold a warrant to purchase up to 110,000 shares of its Series D preferred stock at an exercise price of $9.00 to one investor.

     All sales of common stock made pursuant to the exercise of stock options granted under the 1997 Equity Incentive Plan to Quokka's officers, directors, employees and consultants were made in reliance on Rule 701 under the Securities Act of 1933, as amended ("the Securities Act") or on Section 4(2) of the Securities Act All other sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to Quokka that the shares were being acquired for investment.

     Quokka's Registration Statement (SEC File No. 333-76981) for its initial public offering became effective July 27, 1999, covering an aggregate of 5,750,000 shares of common stock, including the underwriters' over-allotment. Commencing July 28, 1999, Quokka issued 5,000,000 shares of its common stock at an initial public offering price of $12.00 per share. Offering proceeds net of aggregate expenses to Quokka, were approximately $54.5 million. The managing underwriters were Merrill Lynch & Co., Lehman Brothers and BancBoston Robertson Stephens. The aggregate underwriting fees were approximately $4.2 million. Upon the closing of the initial public offering in August 1999, all outstanding shares of our preferred stock were automatically converted, on a one-for-one basis, into shares of common stock. All warrants to purchase preferred stock outstanding after the closing of the initial public offering, when and if exercised, will be converted into the number of shares of common stock the holder would have received if the warrant had been exercised and the preferred stock received thereupon had been simultaneously converted immediately prior to the closing of the initial public offering. Following the closing of the initial public offering, Quokka filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State that authorizes ten million (10,000,000) shares of undesignated preferred stock. For additional information about our capital stock, please refer to "Description of Capital Stock" in our Registration Statement (SEC File No. 333-76981) filed with the Securities and Exchange Commission.

     Quokka expects to use the net offering proceeds for capital contributions to our joint ventures, payments under our rights and distribution agreements and general corporate purposes, including working capital, expansion of operations, expansion of our marketing campaign and capital expenditures. The use of proceeds does not represent a material change in the use of proceeds as described in our prospectus dated July 27, 1999 comprising part of our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-96781. Restricted cash associated with one of our office leases aggregated $434,500 at June 30, 1999. We have not declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In May 1999, prior to its initial public offering, we submitted the following matters to a vote of our security holders through an action by written consent. Each of the matters were approved by holders of the required majority of our outstanding common stock and preferred stock as of May 21, 1999.

          1. To approve an amendment and restatement of our Certificate of Incorporation and Bylaws.

          2. To approve an amendment and restatement of our 1997 Equity Incentive Plan.

          3. To approve the adoption of a 1999 Employee Stock Purchase Plan and to reserve a total of 1,000,000 shares of common stock thereunder for issuance to employees.

          4. To approve the adoption of a 1999 Non-Employee Director Stock Option Plan and to reserve a total of 450,000 shares of common stock thereunder for issuance to non-employee directors.

          5. To approve a form of indemnity agreement to be entered into with each of our directors and the officers and agents of Quokka selected by the Board of Directors.

          6. To approve the election of directors until the next annual meeting of stockholders or until their successors are elected and qualified, as well as the classification of directors into three classes as noted below:

                         NAME                           CLASS   TO SERVE UNTIL ANNUAL MEETING
                         ----                           -----   -----------------------------
Alan Ramadan..........................................  I            2000 Annual Meeting
John Bertrand.........................................  I            2000 Annual Meeting
Roel Pieper...........................................  I            2000 Annual Meeting
Walter Bregman........................................  II           2001 Annual Meeting
James G. Shennan, Jr..................................  II           2001 Annual Meeting
Richard H. Williams...................................  III          2002 Annual Meeting
Barry M. Weinman......................................  III          2002 Annual Meeting

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.03*     Form of Amended and Restated Certificate of Incorporation
     3.04*     Form of Amended and Restated Bylaws
     4.02*     Amended and Restated Investors' Rights Agreement, dated May
               27, 1999, among Quokka and certain investors named therein.
    10.01*     Form of Indemnity Agreement entered into by Quokka with each of its directors and certain executive officers.
    10.02*     Amended and Restated 1997 Equity Incentive Plan.
    10.03*     Form of Stock Option Agreement under the Amended and
               Restated 1997 Equity Incentive Plan.
    10.04*     1999 Non-Employee Directors' Stock Option Plan.
    10.05*     Form of Nonstatutory Stock Option Agreement under the 1999
               Non-Employee Directors' Stock Option Plan.
    10.06*     1999 Employee Stock Purchase Plan.
    10.07*     Form of 1999 Employee Stock Purchase Plan Offering.
    10.08*     Key Employee Agreement, dated March 25, 1999, between Alvaro
               Saralegui and Quokka.
    10.09*     Subordinated Loan and Security Agreement, dated February 12,
               1999, between Quokka and Comdisco, Inc.
    10.10+*    Software License and Development Agreement, dated March 20,
               1998, as amended, between Quokka and Intel Corporation.
    10.11*     Lease, dated October 1, 1996, between Brannan Street
               Partners and Quokka, as amended.
    10.12*     Sublease, dated June 23, 1998, between San Francisco
               Mercantile Company, Inc. and Quokka, as amended.
    10.13*     Office Lease, dated February 18, 1999, between Tiffany M.
               Gin and Stanton Lowe dba Spear Street Saphire and Quokka.
    10.14+*    Master Venture Agreement, dated February 9, 1999, by and
               among Quokka, NBC Olympics, Inc. and NBC/Quokka Ventures,
               LLC.
    10.15+*    Agreement, dated January 1, 1999, between Championship Auto
               Racing Teams, Inc. and CART Digital Media Enterprises, LLC.
    10.16+*    Operating Agreement of NBC/Quokka Ventures, LLC, dated
               February 9, 1999, between Quokka and NBC Olympics, Inc., as amended.
    10.17+*    Digital Entertainment Partnership Agreement, dated January
               1, 1999, between Quokka and Compaq Computer Corporation.
    10.18*     Lease, dated April 23, 1999, between Quokka and 1301 Evans
               Street Associates, LLC.
    10.19*     Office Lease Agreement, dated May 27, 1999, between Quokka and EOP-Mission Street, L.L.C.
    10.20*     Lease, dated July 16, 1999, between SKS Brannan Associates,
               LLC and Quokka.
    27.1       Financial Data Schedule.

---------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-76981).

+ Confidential treatment granted as to portions of this exhibit.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUOKKA SPORTS, INC.
                                          (Registrant)

                                          /s/ LES SCHMIDT
                                          --------------------------------------
                                          Les Schmidt
                                          Executive Vice President, Chief
                                          Financial Officer
                                          and Secretary
                                          (Authorized Officer and Principal
                                          Financial
                                          and Accounting Officer)

September 3, 1999

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.03*     Form of Amended and Restated Certificate of Incorporation
     3.04*     Form of Amended and Restated Bylaws
     4.02*     Amended and Restated Investors' Rights Agreement, dated May
               27, 1999, among Quokka and certain investors named therein.
    10.01*     Form of Indemnity Agreement entered into by Quokka with each of its directors and certain executive officers.
    10.02*     Amended and Restated 1997 Equity Incentive Plan.
    10.03*     Form of Stock Option Agreement under the Amended and
               Restated 1997 Equity Incentive Plan.
    10.04*     1999 Non-Employee Directors' Stock Option Plan.
    10.05*     Form of Nonstatutory Stock Option Agreement under the 1999
               Non-Employee Directors' Stock Option Plan.
    10.06*     1999 Employee Stock Purchase Plan.
    10.07*     Form of 1999 Employee Stock Purchase Plan Offering.
    10.08*     Key Employee Agreement, dated March 25, 1999, between Alvaro
               Saralegui and Quokka.
    10.09*     Subordinated Loan and Security Agreement, dated February 12,
               1999, between Quokka and Comdisco, Inc.
    10.10+*    Software License and Development Agreement, dated March 20,
               1998, as amended, between Quokka and Intel Corporation.
    10.11*     Lease, dated October 1, 1996, between Brannan Street
               Partners and Quokka, as amended.
    10.12*     Sublease, dated June 23, 1998, between San Francisco
               Mercantile Company, Inc. and Quokka, as amended.
    10.13*     Office Lease, dated February 18, 1999, between Tiffany M.
               Gin and Stanton Lowe dba Spear Street Saphire and Quokka.
    10.14+*    Master Venture Agreement, dated February 9, 1999, by and
               among Quokka, NBC Olympics, Inc. and NBC/Quokka Ventures,
               LLC.
    10.15+*    Agreement, dated January 1, 1999, between Championship Auto
               Racing Teams, Inc. and CART Digital Media Enterprises, LLC.
    10.16+*    Operating Agreement of NBC/Quokka Ventures, LLC, dated
               February 9, 1999, between Quokka and NBC Olympics, Inc., as amended.
    10.17+*    Digital Entertainment Partnership Agreement, dated January
               1, 1999, between Quokka and Compaq Computer Corporation.
    10.18*     Lease, dated April 23, 1999, between Quokka and 1301 Evans
               Street Associates, LLC.
    10.19*     Office Lease Agreement, dated May 27, 1999, between Quokka and EOP-Mission Street, L.L.C.
    10.20*     Lease, dated July 16, 1999, between SKS Brannan Associates,
               LLC and Quokka.
    27.1       Financial Data Schedule.

---------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-76981).

+ Confidential treatment granted as to portions of this exhibit.