Form 10-Q
period 1999-09-30
QUOKKA SPORTS INC
filed 1999-11-15
CIK 1037737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    ---------

                                    FORM 10-Q

                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                         Yes  [X]        No  [ ]

         The number of shares of the Registrant's Common Stock, $.0001 par value per share, outstanding at October 27, 1999 was 43,999,719.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: Quokka Sports, Inc.'s (the "Company's") ability to reduce the proportion of property and services accepted as payment; statements related to industry trends and future growth in the markets for broadband applications and content; the amount of studio services that the Company offers; the Company's future operating profitability; the Company's future capital needs; the Company's year 2000 contingency plans; the Company's projected programming schedule; the Company's future research and development; the Company's ability to retain existing sponsors and attract and retain additional sponsors; business trends; the Company's ability to generate revenue from electronic commerce; the Company's ability to expand its audience base; and future quarter profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 21 through 31, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                               QUOKKA SPORTS, INC.

INDEX TO FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1999



                                                                           PAGE
                                                                           ----
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Condensed Balance Sheets as of September 30, 1999
           and December 31, 1998.....................................         4

         Consolidated Condensed Statements of Operations for the
           Three and Nine Months Ended September 30, 1999 and 1998...         5

         Consolidated Condensed Statements of Cash Flows for the Nine
           Months Ended September 30, 1999 and 1998...................        6

         Notes to Unaudited Consolidated Condensed Financial
           Statements................................................         7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................        12

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................        31

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................        32

Item 2.  Changes in Securities and Use of Proceeds...................        32

Item 6.  Exhibits and Reports on Form 8-K............................        33

Signature............................................................        34

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                  September 30,          December 31,
                                                                                       1999                  1998
                                                                                  -------------          ------------
                                                                                  (unaudited)            (audited)
ASSETS

Current assets:

   Cash and cash equivalents                                                        $  80,632             $  23,994
   Accounts receivable                                                                  2,370                 1,151
   Acquired programming and distribution rights, net                                   12,200                    --
   Prepaid expenses and other                                                           1,829                   331
                                                                                    ---------             ---------
         Total current assets                                                          97,031                25,476

Property and equipment, net                                                            10,050                 2,736
Other assets                                                                              629                    --
                                                                                    ---------             ---------
           Total assets                                                             $ 107,710             $  28,212
                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable                                                                 $   1,341             $     289
   Accrued expenses                                                                     3,964                 1,199
   Current portion of long-term debt and capitalized lease obligations                  3,577                   290
   Deferred revenues                                                                    2,439                   480
                                                                                    ---------             ---------
         Total current liabilities                                                     11,321                 2,258
                                                                                    ---------             ---------

Long term debt and capitalized lease obligations, net of current portion                9,424                   501



Stockholders' equity

Convertible preferred stock                                                                --                     2
Common stock, voting and non-voting                                                         4                     1
Additional paid-in capital                                                            137,086                41,019
Warrants and other                                                                      7,831                   477
Treasury stock, at cost                                                                   (95)                   --
Accumulated deficit                                                                   (57,861)              (16,046)
                                                                                    ---------             ---------
     Total stockholders' equity                                                        86,965                25,453
                                                                                    ---------             ---------
       Total liabilities and stockholders' equity                                   $ 107,710             $  28,212
                                                                                    =========             =========



      See accompanying notes to consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)



                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ----------------------      ----------------------
                                                               1999          1998          1999          1998
                                                             --------      --------      --------      --------
Revenues                                                     $  2,961      $    548      $  6,410      $  7,869

Costs and Expenses

   Production costs                                             6,926           955        13,269         6,458
   Research and engineering                                     2,596         1,936         9,249         3,244
   Sales and marketing                                          4,858           681         7,978         1,613
   General and administrative                                   3,581           648        13,919         2,152
   Depreciation                                                 1,605           140         2,755           270
   Amortization of acquired programming and distribution
   rights                                                         226            --         1,863            --
                                                             --------      --------      --------      --------
     Total costs and expenses                                  19,792         4,360        49,033        13,737
                                                             --------      --------      --------      --------
       Loss from operations                                   (16,831)       (3,812)      (42,623)       (5,868)

Losses of associated venture                                      372            --         1,439            --
Minority interest in net loss of consolidated subsidiary         (645)           --        (1,291)           --
Interest income/(expense), net                                    745           155           957           218
                                                             --------      --------      --------      --------
       Net loss                                              $(15,813)     $ (3,657)     $(41,814)     $ (5,650)
                                                             ========      ========      ========      ========

Net loss per Share:

  Basic and diluted                                          $   (.37)     $   (.38)     $  (1.11)     $   (.59)
  Weighted average shares outstanding - basic and
     diluted                                                   42,545         9,655        37,597         9,654
                                                             ========      ========      ========      ========

Proforma net loss per share:

  Basic and diluted                                          $   (.37)     $   (.13)     $  (1.11)     $   (.26)
  Weighted average shares outstanding -  basic and
    diluted                                                    42,545        28,392        37,597        22,068
                                                             ========      ========      ========      ========


      See accompanying notes to consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              ----------------------
                                                                                1999          1998
                                                                              --------      --------
Cash flows from operating activities:
   Net loss                                                                   $(41,814)     $ (5,650)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization of property and equipment                       2,755           270
   Minority interest amortization of programming rights                         (1,291)           --
   Amortization of acquired programming and distribution rights                  1,863            --
   Non-cash compensation-related charges and other                               1,341           853
   Changes in operating assets and liabilities:
     Accounts receivable                                                        (1,219)         (243)
     Prepaid expenses and other                                                   (925)          133
     Other assets                                                                 (629)           --
     Accounts payable                                                              654            (5)
     Accrued expenses                                                            2,765         1,724
     Acquired rights                                                              (125)           --
     Deferred revenues                                                           1,959        (2,289)
                                                                              --------      --------
       Net cash used in operating activities                                   (34,666)       (5,207)
                                                                              --------      --------

Cash flows from investing activities:

   Purchase of property and equipment                                           (6,949)       (1,422)
                                                                              --------      --------
       Net cash used in investing activities                                    (6,949)       (1,422)
                                                                              --------      --------

Cash flows from financing activities:

   Proceeds from long term financing arrangements                                3,699           520
   Payments on notes, long-term capital leases and financing arrangements       (1,156)          (28)
   Proceeds from the issuance of common stock,
     net of issuance cost                                                       95,805            --
   Purchase of treasury stock                                                      (95)           --
   Proceeds from the issuance of preferred stock,
     net of issuance cost                                                           --        16,082

                                                                              --------      --------
       Net cash provided by financing activities                                98,253        16,574
                                                                              --------      --------

Net increase in cash                                                            56,638         9,945

Cash, beginning of period                                                       23,994         4,027

                                                                              --------      --------
Cash, end of period                                                           $ 80,632      $ 13,972
                                                                              ========      ========



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

         Quokka is an independent digital sports network providing real-time coverage of sporting events for worldwide audiences. Using digital assets generated at sports venues that are under-utilized by traditional media, Quokka is building a digital sports network by creating digital programming content that is specifically designed for interactive distribution systems and other entertainment devices.

         Revenues are generated from digital entertainment and other sponsorships, advertising, electronic commerce, the sale of content and studio services. The majority of revenues are derived from the sale of sponsorship packages to corporations. Digital entertainment sponsors may embed their products in Quokka's productions and obtain branding on the network or specific network properties, access to development projects, the use of trademarks and logos and participation in various print and media campaigns.

Basis of Presentation

         The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain amounts have been reclassified to conform to the current presentation. In the opinion of Quokka, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at September 30, 1999, the operating results for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. These financial statements and notes thereto should be read in conjunction with Quokka's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's prospectus dated July 27, 1999 comprising part of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-76981. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Acquired media rights

         Quokka and its subsidiaries and joint venture account for acquired programming rights pursuant to Statement of Financial Accounting Standards ("SFAS") No. 63. Under SFAS No. 63, a licensee shall report an asset and a liability for the rights acquired and obligations incurred under a license agreement when the license period begins and other conditions, including availability and acceptance, have been met. The assets are amortized using the greater of the ratio of rights contributed during the period in relation to the total rights expected or on a straight-line method over their estimated useful life.

Revenue Recognition

         Quokka generates revenues from digital entertainment sponsorships, advertising, electronic commerce, the sale of content, and studio services. Prior to April 1999, sponsorship revenues were recognized over the term of the sponsored event based on the ratio of current period impressions to projected total ultimate impressions based on a determination that no significant obligations remained and collection of the resulting receivable was probable. Digital entertainment sponsorships signed subsequently represent multi-year, multi-event and multi-benefit sponsorships. Annual revenues from these new sponsorships are recognized using the straight line method over the terms of the agreements.

         Revenues from studio services are recognized in the period the service is provided. Advertising and electronic commerce revenues, which have not been material to date, are recognized when the commitment is met or product is shipped and payment is assured. Quokka will recognize revenue from the sale of its proprietary content in accordance with the provisions of SFAS No. 63. Quokka has accepted property and services as payment for sponsorship. Property and services received as payment are valued at fair market value based on the amounts normally charged to third parties for similar property and services.

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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



         The following table sets forth the computation of historical and pro forma basic and diluted net loss per share for the periods indicated.


                                                              Three months ended           Nine months ended
                                                                 September 30,               September 30,
                                                            ----------------------      ----------------------
                                                              1999           1998          1999         1998
                                                            --------      --------      --------      --------
NUMERATOR:
     Net loss available to common stockholders              $(15,813)     $ (3,657)     $(41,814)     $ (5,650)

DENOMINATOR:
     Weighted average shares                                  13,429         9,655        11,066         9,654
     Weighted average unvested common shares subject to
        repurchase agreements                                   (138)           --           (76)           --
                                                            --------      --------      --------      --------
     Denominator for basic calculation and diluted
        calculation                                           13,291         9,655        10,990         9,654
                                                            ========      ========      ========      ========

NET LOSS PER SHARE:
     Basic and Diluted                                      $  (1.19)     $   (.38)     $  (3.80)     $   (.59)
Anti-dilutive securities including options, warrants
     and preferred stock not included in historical
     net loss per share calculations                          38,657        21,244        36,011        14,922

PRO FORMA NET LOSS PER SHARE:
Net loss                                                    $(15,813)     $ (3,657)     $(41,814)     $ (5,650)
Shares used in computing net loss per share, basic and
   diluted                                                    13,291         9,655        10,990         9,654
Adjustment to reflect assumed conversion of preferred
   stock and exercise of warrants                             29,254        18,737        26,608        12,412
                                                            --------      --------      --------      --------
Shares used in computing pro forma net loss per share,
     basic and diluted                                        42,545        28,392        37,598        22,066
                                                            ========      ========      ========      ========
Pro forma net loss per share, basic and diluted             $  (0.37)     $  (0.13)     $  (1.11)     $  (0.26)


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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. Statement of Position No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of Statement of Position No. 98-1 did not have a material impact on our results of operations.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, Statement of Position 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of Statement of Position 98-5 did not have a material impact on our results of operations.

NOTE 3. INITIAL PUBLIC OFFERING ("IPO")

         On July 28, 1999, Quokka issued 5,000,000 shares of its common stock at an initial public offering price of $12.00 per share. The net proceeds to Quokka from that offering were approximately $54.4 million after deducting the underwriters' discount and offering expenses. Concurrent with the IPO, warrants were exercised to purchase 452,048 shares of common stock at prices ranging from $0.50 to $3.25 per share, resulting in additional capital proceeds to the Company totaling $486,000. In addition, upon completion of the IPO, each outstanding share of the Company's convertible preferred stock was automatically converted into one share of common stock and outstanding warrants to purchase 3,115,336 shares of preferred and common stock were automatically converted into warrants to purchase 3,113,252 shares of common stock (after consideration of net exercises).

NOTE 4. COMMITMENTS AND CONTINGENCIES

         Quokka, together with some of its directors and officers, may from time to time be the subject of claims or named as a defendant or co-defendant in various legal actions involving breach of contract and various other claims incident to the ordinary course of business. At September 30, 1999, approximately $1 million has been accrued for these matters. Management does not expect Quokka to suffer any additional material liability, nor does it expect that such matters will have a material effect on Quokka's liquidity or operating matters.

         In May 1999, we entered into a purchase commitment for property and equipment totaling $10.5 million through December 2001.

         In May 1999, we entered into an agreement to purchase software and services totaling $3.5 million through December 2000.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                ------------------        ------------------
Supplemental disclosure of cash:

   Equipment financed through capital lease                            $  429                    $   --
                                                                       ======                    ======

   Accounts payable related to purchase of
     property and equipment                                            $  398                    $   --
                                                                       ======                    ======

   Issuance of Preferred warrants under
     joint development agreement                                       $   --                    $  853
                                                                       ======                    ======

   Issuance of preferred warrants under
     subordinated debt                                                 $  572                    $   --
                                                                       ======                    ======

   Issuance of preferred warrants under programming
     and distribution rights                                           $5,703                    $   --
                                                                       ======                    ======

   Issuance of preferred warrants for services
     rendered                                                          $1,555                    $   --
                                                                       ======                    ======

   Notes payable related to purchase of
     acquired rights                                                   $6,945                    $   --
                                                                       ======                    ======

   Notes payable related to purchase of
     property and equipment                                            $2,293                    $   --
                                                                       ======                    ======

   Stock options issued as compensation for
     services rendered                                                 $  263                    $   --
                                                                       ======                    ======

   Amortization of programming rights                                  $1,291                    $   --
                                                                       ======                    ======

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. When used in this Form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth under the subheading "Factors That May Our Affect Results" as well as those discussed in Quokka's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-76981. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

         The following should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1.

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

         We generate revenues from digital entertainment sponsorships, studio services, advertising, distribution of proprietary content and electronic commerce. We derive the majority of our revenues from the sale of sponsorship packages to corporations. In the past, we have accepted property and services that we use in our business as payment for sponsorships, including Internet access, computer equipment, digital cameras, hosting services, and telecommunications equipment and services. Property and services received as payment are valued at fair market value based on the amounts normally charged to third parties for similar property and services. We intend to reduce the proportion of property and services accepted for payment in future periods, although we may not be successful in this regard.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)


         Prior to 1999, our sponsorships were primarily short-term and associated with two individual events, the Whitbread Round the World Race (the "Whitbread") and Around Alone races. Our sponsors for these events typically paid a fee for an exclusive sponsorship category. We recognized these fees as revenue ratably over the duration of the event based upon the actual number of impressions generated to date as compared to an estimated total number of impressions for the entire event. Some sponsors required that we guarantee a minimum number of impressions over the term of the event. In these instances, we deferred a portion of the sponsorship revenues until the minimum number of impressions was achieved. We also deferred a portion of the revenues until other contractual obligations were satisfied and collection of the related receivable was probable.

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

         As a direct result of having only a small number of live programs at any time, revenues from sponsorships, advertising and electronic commerce have varied on both a quarterly and annual basis during our short operating history. Revenues may fluctuate from period to period in the future depending upon our ability to attract and retain digital entertainment sponsors, the number of live events that are being produced and distributed simultaneously during any one period, our ability to maintain a continuous programming calendar, our ability to attract a worldwide audience for our sporting events, our ability to acquire long-term digital and other intellectual property rights to global sporting events, our ability to develop and produce sports programming that will attract a global audienceour ability to select and offer the right merchandise and services for our audience to buy, and our ability to obtain or create content that is valuable to other media companies.

         We also generate revenues by providing studio services that could lead to digital sports entertainment programming opportunities. These revenues are recognized in the period the service is provided. We intend to continue to offer studio services; however, we expect studio services to decline substantially as a percentage of overall revenues in future periods and ultimately we may chose to discontinue offering these services.

         We have incurred significant net losses and negative cash flows from operations, and as of September 30, 1999, we had an accumulated deficit of $57.9 million. This accumulated deficit resulted from the production costs of our network programming, the costs of developing new and enhancing existing tools and techniques that enhance our Quokka Sports Platform technology, the costs of expanding our sales and business development efforts and other costs related to ongoing research and design. Due to the planned expansion of our digital sports entertainment network, we expect to incur significant operating losses for the foreseeable future. We may never achieve significant revenues or profitability; or if we achieve significant revenues, they may not be sustained.

         As of September 30, 1999 we had 282 employees compared to 89 at September 30, 1998.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

         Our revenues increased $2.5 million to $3.0 million for the September 1999 quarter from $548,000 for the September 1998 quarter. During the September 1999 quarter, we recognized revenues from four multi-year, multi-event and multi-benefit digital entertainment sponsorship agreements. We also recognized revenues related to other sponsorships during the quarter. Revenues for the September 1998 quarter were derived primarily from sponsorship revenues associated with the Around Alone Race and studio services.

Production Costs

         Production costs increased $6.0 million to $6.9 million for the September 1999 quarter from $955,000 for the September 1998 quarter. Production costs include costs of personnel and consultants, computer hardware and software, travel, satellite transmission costs, field gear, cameras, satellite phones, marketing and an allocation of general and administrative expenses. The $6.0 million increase reflects costs associated with eight events produced or in pre-production during the 1999 period as compared to one event, the Around Alone Race, during the comparable 1998 period. During the September 1999 quarter, we continued to provide coverage of the CART FedEx Championship Series ("CART") and the FIM 500cc Racing World Championship Grand Prix motorcycle races. In addition, our sports programming during the September 1999 quarter included the launch of our coverage of the America's Cup and Challenger Series yacht races, BT Global Challenge, the World Track and Field Championships in Seville,
Spain, and the US Gymnastics Championships in Sacramento, California.

         Our joint venture with NBC Olympics, Inc. continued its pre-production activities for the U.S. digital coverage of the 2000 Summer Games in Sydney and pre-2000 Games coverage of the United States Olympic trial events. The joint venture launched its website in August 1999 with coverage of the World Track and Field Championships in Seville, Spain and the US Gymnastics Championships in Sacramento, California as part of the pre-2000 games coverage.

         Production costs for each event vary based on the location and duration of each program, the depth and breadth of our event coverage and operating efficiencies gained from our previous experience with similar events. A combination of these factors resulted in significantly decreased production costs on a per-event basis during the September 1999 quarter over the comparable 1998 period.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)


Research and Engineering

         Research and engineering expenses increased $700,000 to $2.6 million for the September 1999 quarter from $1.9 million for the September 1998 quarter. Research and engineering expenses include personnel costs, telecommunications costs, and hosting costs. This increase represents the cost of additional personnel and related expenses associated with our continuing development of our Quokka Sports Platform, broadband applications, our expanded network operations and other engineering initiatives.

Sales and Marketing

         Sales and marketing expenses increased $4.2 million to $4.9 million for the September 1999 quarter from $681,000 for the September 1998 quarter. Sales and marketing expenses include personnel costs, consultants, sales sponsorships and advertising. This increase is attributable to expenses related to our marketing campaign, which is designed to create brand recognition and drive Internet traffic to www.quokka.com. Expenses also increased as a result of increases in the number of sales and marketing personnel.

General and Administrative

         General and administrative expenses increased $2.9 million to $3.6 million for the September 1999 quarter from $648,000 for the September 1998 quarter. General and administrative expenses include personnel associated with general management, business and legal affairs, finance and accounting, facilities, management information systems and human resources. Facilities, insurance, accounting and professional fees are also included in general and administrative expenses. This increase is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure.

Depreciation

         Depreciation expenses increased $1.5 million to $1.6 million for the September 1999 quarter from $140,000 for the September 1998 quarter. The increase is primarily due to purchases of additional equipment and amortization of leasehold improvements in our expanded facilities. Additionally, a non-recurring charge aggregating $439,000 was recorded in the September 1999 quarter to reflect the write-off of impaired leasehold improvements. In connection with our expanded facilities, we anticipate deprecation expense to increase in future periods.

Amortization of Acquiring Programming and Distribution Rights

         Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight-line basis. Total amortization of acquired programming and distribution rights were $226,000 for the September 1999 quarter. No such amortization costs were incurred during the comparable 1998 period. This amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games and the exclusive worldwide interactive media rights to FIM 500cc Road Racing World Championship Grand Prix.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                   (CONTINUED)


Losses of Associated Venture

         We incurred net losses of $372,000 in CART Digital Media Enterprises, LLC, our joint venture with Forsythe Racing, Inc., for the September 1999 quarter. We have accounted for our 50% interest in this joint venture under the equity method of accounting since the inception of the venture in January 1999. Expenses incurred during the period related primarily to production expenses for CART programming.

Minority Interest in Net Loss of Consolidated Subsidiary

         During the March 1999 quarter, we formed NBC/Quokka Ventures, LLC, a joint venture with NBC Olympics, Inc. to provide interactive digital coverage of the Olympic Games and related pre-games events. In connection with this venture, NBC has contributed, among other things, certain programming and content in exchange for a 49% minority interest. The fair market value of this content is being amortized over the initial term of the venture agreement from inception in February 1999 through October 2004 on a straight-line basis. For the September 1999 quarter, minority interest expense of $645,000 represents the minority interest's share of net losses for the period.

Interest Income/(Expense)

         Interest income, net of interest expense, increased $590,000 to $745,000 for the September 1999 quarter from $155,000 for the comparable September 1998 period. Interest income recorded during these periods includes interest income earned on cash and cash equivalents. Interest expense incurred during these periods relate to our financing obligations for various equipment purchases. The $590,000 net increase reflects higher cash balances during the September 1999 quarter.

Net Loss

         Based upon the foregoing information, we had a net loss of $15.8 million for the September 1999 quarter compared to a net loss of $3.7 million for the September 1998 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

         Our revenues decreased $1.5 million to $6.4 million for the nine months ended September 30, 1999 from $7.9 million for the comparable 1998 period. Revenue for the nine months ended September 30, 1999 were derived primarily from four digital entertainment sponsorships and sponsorship revenues from Around Alone. Revenues for the nine months ended September 30, 1998 were primarily derived from revenues associated with our coverage of the Whitbread and Around Alone, the latter which commenced in June 1998. The Whitbread is an internationally recognized event and attracted significant sponsorship revenues. In addition, revenues from our new digital entertainment sponsorships did not commence until April 1999.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


Production Costs

         Production costs increased $6.8 million to $13.2 million for the nine months ended September 30, 1999 from $6.4 million for the nine months ended September 30, 1998. This increase reflects costs associated with eight events produced or in pre-production during the 1999 period as compared to two events, the Whitbread and Around Alone during the comparable 1998 period. Also included in 1999 production costs are costs associated with producing www.quokka.com which launched in March 1999.

Research and Engineering

         Research and engineering expenses increased $6.0 million to $9.2 million for the nine months ended September 30, 1999 from $3.2 million for the nine months ended September 30, 1998. The increase represents the cost of additional personnel and related expenses associated with our continuing development of our Quokka Sports Platform, broadband applications and network operations and other engineering initiatives. Included in research and engineering expense for the nine months ended September 30, 1999 is $1.1 million in non-cash compensation expenses related to the issuance of 153,846 warrants to purchase common stock which were issued in connection with certain broadband research initiatives.

Sales and Marketing

         Sales and marketing expenses increased $6.4 million to $8.0 million for the nine months ended September 30, 1999 from $1.6 million for the nine months ended September 30, 1998. This increase is attributable to expenses related to our marketing campaign to create brand recognition, launch and drive Internet traffic to www.quokka.com, as well as sales sponsorships and increases in the number of sales and marketing personnel.

General and Administrative

         General and administrative expenses increased $11.8 million to $13.9 million for the nine months ended September 30, 1999 from $2.1 million for the nine months ended September 30, 1998. This increase is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure. During the 1999 period, we leased additional office space in San Francisco and new office space in London in support of our infrastructure.

Depreciation

         Depreciation and amortization expenses increased $2.5 million to $2.8 million for the nine months ended September 30, 1999 from $270,000 for the nine months ended September 30, 1998. The increase is primarily due to purchases of additional equipment and amortization of leasehold improvements in our expanded facilities. Additionally, a non-recurring charge aggregating $439,000 was recorded in the September 1999 quarter to reflect the write-off of impaired leasehold improvements. In connection with our expanded facilities, we anticipate deprecation expense to increase in future periods.

Amortization of Acquiring Programming and Distribution Rights

         Total amortization of acquired programming and distribution rights was $1.9 million for the nine months ended September 30, 1999. No such amortization costs were incurred during the comparable 1998 period. This amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games, the exclusive interactive media rights to FIM 500cc Road Racing World Championship Grand Prix and the exclusive interactive media rights for the America's Cup 2000 Match yacht race.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


Losses of Associated Venture

         We incurred net losses of $1.4 million in CART Digital Media Enterprises, LLC, our joint venture with Forsythe Racing, Inc., for the nine months ended September 30, 1999. We have accounted for our 50% interest in this joint venture under the equity method of accounting since the inception of the venture in January 1999. Expenses incurred during the period related primarily to production expenses for CART programming.

Minority Interest in Net Loss of Consolidated Subsidiary

         For the nine months ended September 30, 1999, minority interest expense of $1.3 million represents the minority interest's share of net losses for the period related to NBC/Quokka Ventures, LLC, our joint venture with NBC Olympics, Inc.

Interest Income/(Expense)

         Interest income, net of interest expense, increased $739,000 to $957,000 for the nine months ended September 30, 1999 from $218,000 for the comparable September 30, 1998 period. The net increase reflects higher cash balances during the nine months ended September 30, 1999.

Net Loss

         Based upon the foregoing information, we had a net loss of $41.8 million for the nine months ended September 30, 1999 compared to a net loss of $5.7 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since August 1996, we have financed our operations primarily through private sales of our equity securities. On August 2, 1999, Quokka completed its initial public offering of common stock. Net proceeds to Quokka from that offering were approximately $54.4 million, net of underwriters' discounts and offering expenses. Total net proceeds from sales of our equity securities since August 1996 were $136.9 million through September 30, 1999.

         At September 30, 1999, we had $80.6 million in cash and cash equivalents. Restricted cash associated with three office leases and the employee stock purchase plan aggregated $1,529,000 at September 30, 1999. Net cash used in operating activities was $34.7 million for the nine months ended September 30, 1999 and $5.2 million for the nine months ended September 30, 1998. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items including compensation expense related to the issuance of warrants to attract key vendors and business partners. Non-cash charges relating to the issuance of these warrants were $1.3 million for the nine months ended September 30, 1999 and $853,000 for the nine months ended September 30, 1998. Non-cash charges relating to depreciation expense were $2.8 million for the nine months ended September 30, 1999 and $270,000 for the nine months ended September 30, 1998.

         Net cash used in investing activities was $6.9 million for the nine months ended September 30, 1999 and $1.4 for the nine months ended September 30, 1998. Net cash used in investing activities resulted primarily from purchases of additional equipment and amortization of leasehold improvements in our expanded facilities.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


         Net cash provided by financing activities was $98.3 million for the nine months ended September 30, 1999 and $16.6 million for the nine months ended September 30, 1998. Net cash provided by financing activities for these periods included the issuance of preferred stock and common stock related to our private financing activity and our initial public offering.

         We believe that our current cash and cash equivalent balances will be sufficient to fund our operating requirements for working capital and capital expenditures for at least the next twelve months. Thereafter, we will need to raise additional funds. To the extent that we encounter unanticipated opportunities, we may seek to raise additional funds sooner, in which case we may sell additional equity or debt securities or borrow funds from banks. No assurances can be given that our efforts to raise these funds will be successful. In the event we are unable to raise these funds, our operations would suffer. Sales of additional equity or convertible debt securities would result in additional dilution of our stockholders.

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

         We have completed a three-phase process of identifying both information technology and non-information technology systems that are not year 2000 compliant, determining their significance to operations, and developing plans to resolve issues where necessary. We have not incurred material costs to date in this process and we do not believe that the cost of additional actions will have a material effect on our operations. The Company presently believes that, based on this review, its internal programs and systems are year 2000 compliant in all material respects.

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

         We use third-party equipment, software and content, including non-information technology systems such as security systems, building equipment and non-IT systems embedded microcontrollers that may not be year 2000 compliant. We have communicated with all of our hardware and software developers, suppliers and other third parties to determine whether these third parties are adequately addressing the year 2000 issue and whether any of their non-IT systems have material year 2000 compliance problems. Based on the written representations of these third parties, we believe that the third-party hardware and software that we use is compliant or is expected to be compliant prior to the year 2000. Failure of third-party equipment, software or content to operate properly with regard to the

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


year 2000 and thereafter could cause us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations and financial condition. We are currently developing a contingency plan to address situations that may result if we, or third parties that we rely upon, are unable to achieve year 2000 readiness.

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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES
                       FACTORS THAT MAY AFFECT OUR RESULTS


WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES FOR AT LEAST THE NEXT EIGHT QUARTERS AND MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY OR GENERATE POSITIVE CASH FLOW.

         We expect to incur losses for at least the next eight quarters, largely due to substantial planned increases in marketing expenses and expenses associated with our digital sports entertainment programming. We may be unable to generate sufficient revenues or control operating expenses to achieve or sustain profitability or generate positive cash flow. We adopted our current business model in August 1996 and began generating revenues in connection with this model during the first quarter of 1997. As of September 30, 1999, we had an accumulated deficit of $57.9 million. Our net operating losses were $4.9 million for 1997, $9.5 million for 1998 and $41.8 million for the nine months ended September 30, 1999. Cash used in operating activities was $3.9 million for 1997, $10.9 million for 1998 and $34.6 million for the nine months ended September 30, 1999.

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

         -    retain existing sponsors and advertisers;

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

OUR QUARTERLY OPERATING RESULTS ARE EXPECTED TO FLUCTUATE AND OUR FAILURE TO MEET EARNINGS ESTIMATES COULD CAUSE OUR STOCK PRICE TO SUFFER.

         Our quarterly operating results have varied in the past, and we expect them to fluctuate in future periods. For example, our revenues for the nine months ended September 30, 1999 were $6.4 million compared to revenues of $7.9 million for the nine months ended September 30, 1998. These fluctuations depend on a number of factors described below and elsewhere in this "Factors That May Affect Our Results" section of this report on Form 10-Q, many of which are outside our control. We may be unable to predict our future revenues accurately or adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In particular, because digital entertainment sponsorships have a lengthy sales cycle, it is difficult to predict when new digital entertainment sponsorship agreements will be completed and, consequently, when revenue from new agreements will first be recognized. Any significant shortfall of revenues would have a negative impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors and our stock price could suffer. Our revenues in any quarter depend on the sports programming we offer, the sponsorship arrangements we have in place at that time and finalize during the quarter and, to a lesser extent, the advertising and electronic commerce transactions we execute. We expect that our electronic commerce revenues will be higher leading up to and during our major sports programming. It is likely that sponsorship deals will have a long sales cycle and may be unevenly distributed across fiscal quarters. We expect our expenses to increase over time for production and other operational costs. The timing of these expenses, as well as our obligations under existing and future contracts, could fluctuate from quarter to quarter and intensify leading up to and during significant sporting events such as the Olympic Games.

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

         We have limited experience developing and coordinating a comprehensive programming schedule and may experience delays or setbacks that reduce the appeal of our Web sites. The programming we have developed in the past required significantly fewer resources and technical skills than the major sports programming we are scheduled to produce, including the Olympic Games and coverage of motor sports and the America's Cup. Our programming may not keep pace with technological developments, evolving industry standards or competing programming alternatives. We have only recently begun to develop multiple large-scale programming events simultaneously and may lack the financial and technical resources to develop effectively content for multiple simultaneous sporting events. Even if the resources are available, we may be unable to coordinate a comprehensive programming schedule. To be successful, we will need to staff and operate 24-hour production facilities that are capable of collecting, repackaging and distributing digital coverage to a global audience.

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

         Our revenues and results of operations will suffer if we are unable to maintain our existing sponsors and secure additional sponsors. Our revenue model is primarily based on securing long-term digital entertainment sponsorships that provide each sponsor with the right to be named as the exclusive sponsor of our network within a particular industry category. We have limited experience with this sponsorship model and to date have entered into digital entertainment sponsorships only with Compaq Computer Corporation, Computer Associates International, Inc. and Intel Corporation. Prospective sponsors may not be interested in entering into these digital entertainment sponsorships at the rates we set, if at all.

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

WE DEPEND ON A SMALL NUMBER OF SPONSORS, THE LOSS OF WHICH COULD HARM OUR REVENUES.

         To date, we have depended on a limited number of sponsors for a majority of our revenues. In 1998, two sponsors accounted for 68% of our revenues. We anticipate that our results of operations will depend to a significant extent upon revenues from a small number of digital entertainment sponsors. The loss of one or more digital entertainment sponsors could negatively affect our business. Although we seek to enter into multi-year agreements with our digital entertainment sponsors, we cannot guarantee that these sponsors will maintain their association with us. Certain of our digital entertainment sponsors have the right to terminate our agreement with them if they are dissatisfied with our performance, and certain digital entertainment sponsors have the right to terminate our agreements after a specified period of time as set forth in the applicable contract. The termination of any digital entertainment sponsorship agreement would materially affect our sponsorship revenue backlog, and our business and financial results would suffer.

A DISASTER OR MALFUNCTION THAT DISABLES OUR COMPUTER SYSTEMS COULD HARM OUR WEB SITES AND REDUCE THE APPEAL OF OUR PROGRAMMING.

         Substantially all of our communications hardware and computer hardware operations are located in our facilities in San Francisco, California and at Frontier GlobalCenter in Sunnyvale, California, where our Web sites are hosted. Our operations depend on our ability to protect these systems against damage from fire, earthquakes, power loss, telecommunications failures, break-ins and similar events. Additionally, computer viruses, electronic break-ins or other similar disruptive problems could harm our Web sites. A disaster or malfunction that disables either our San Francisco production facility or our Sunnyvale hosting services could cause an interruption in the production and distribution of our programming, limit the quantity or timeliness of updates to our productions or limit the speed at which our audience can access our content. Any of these occurrences could reduce the appeal of our programming. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not have a formal disaster recovery plan for major disasters.

         Our Web sites have experienced significant increases in traffic during coverage of some sporting events. As we deliver additional programming, we expect our audience base to increase significantly. This will require our Web sites to accommodate a high volume of traffic and deliver frequently updated information. Failure of our systems to accommodate higher volumes of traffic could reduce the performance and appeal of our Web sites and harm our results of operations. For example, on some weekends during which we were covering multiple motor sports events, our servers have suffered service disruptions. Additionally, our Web sites in the past have experienced slower response times or other problems for a variety of reasons, including delays or malfunctions as a result of third-party distributors on which we rely. Interruptions and malfunctions related to the access to our web sites could materially damage our relationships with our audience and rightsholders, and our business could suffer.

OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

         We believe that broad recognition and a favorable audience perception of the Quokka brand will be essential to our success. If our brand does not achieve favorable broad recognition, our success will be limited. We intend to build traffic and brand recognition by aggressively marketing www.quokka.com as the first interactive network that offers sports programming that brings the audience closer to the athlete's perspective. We plan to continue to market www.quokka.com through extensive traditional media campaigns employing advertising on television, printed publications, outdoor signage and radio. We also plan to continue to conduct a simultaneous online advertising campaign and to seek exposure through our co-branded initiatives. During 1998, we spent $554,000 for advertising. We expect to significantly increase our advertising expenses in future periods as we build the Quokka brand and awareness of our programming. We may lack the resources necessary to accomplish these initiatives. Even if the resources are available, we cannot be certain that our brand enhancement strategy will deliver the brand recognition and favorable audience perception that we seek. If our strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Even if we achieve greater recognition of our brand, competitors with greater resources or a more recognizable brand could reduce our market share of the emerging digital sports entertainment market.

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

         We depend on various domestic and international third parties for software, systems and delivery of much of our programming. Many of these third parties have limited operating histories, early generation technology and are themselves dependent on reliable delivery from others. Any delays or malfunctions in the distribution of our content would limit our ability to deliver our programming. We also depend on Frontier GlobalCenter in Sunnyvale, California, which hosts our Web sites. From time to time, service of our servers at the Frontier GlobalCenter hosting facility has been temporarily disabled or has malfunctioned, and access to our Web sites was limited or eliminated.

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

OUR SPONSORSHIP MODEL COULD PREVENT US FROM ACQUIRING CRITICAL TECHNOLOGY, WHICH COULD AFFECT THE QUALITY OF OUR PROGRAMMING.

         A significant feature of our sponsorship model is the exclusive right to be the sole sponsor of a sponsorship category, such as computing, database software, web site hosting, digital distribution, consumer electronics or wireless communications. While we expect this exclusivity feature to be central to our marketing strategy for securing and retaining these sponsorships, it may bind us to undesirable sponsorship arrangements and limit our ability to acquire technology we may otherwise want or need. Exclusive sponsors acquire multi-year rights to a sponsorship category and sometimes provide us with equipment or technical expertise to enable us to develop and distribute our programming. We are limited in our ability to terminate an existing sponsor relationship if a sponsor fails to provide us with necessary equipment and expertise, or is otherwise less desirable than a prospective sponsor in the same sponsorship category. An existing sponsor also may prevent us from acquiring desirable technology from competitors of the sponsor, which could harm our programming.

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

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH.

         We are experiencing a period of significant expansion. We had 40 employees at December 31, 1997, compared to 118 employees at December 31, 1998 and 282 employees at September 30, 1999. This growth is placing, and we expect any further growth to continue to place, a significant strain on our management, operational and financial resources. This will require us to implement additional management information systems and to develop additional operating, administrative, financial and accounting systems and controls. If we are unable to develop these systems and manage our growth effectively, our business will not operate efficiently and our results of operations could be negatively affected.

         Many of our senior management have only recently joined us. Five of our sixteen most senior officers have worked for us for less than one year. These individuals have not previously worked together and are becoming integrated as a management team. Our operations and personnel relations will suffer if our senior management is unable to successfully manage our growth.

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

         We compete, directly and indirectly, for sponsors, rights and the attention of sports viewers with the following categories of companies:

         - Web sites targeted to sports enthusiasts generally, such as www.cbs.sportsline.com, www.cnnsi.com and www.espn.com, many of which have been established by traditional media companies, and Web sites targeted to enthusiasts of particular sports, such as www.majorleaguebaseball.com, www.nascar.com, www.nba.com, www.nfl.com, www.nhl.com and www.moutainzone.com;

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

WE WILL NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS AND COULD RESULT IN ADDITIONAL DILUTION

         We currently anticipate that the net proceeds of our recently completed initial public offering, together with our available funds, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through at least the next 12 months. Thereafter, we will need to raise additional capital. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated opportunities or respond to competitive pressures. We may seek to raise additional capital sooner than the next 12 months to fund unanticipated opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and the securities issued may have rights, preferences and privileges senior to those of our common stock.

SALES OF OUR SHARES AFTER OUR INITIAL PUBLIC OFFERING COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR STOCK, IMPAIR OUR ABILITY TO RAISE CAPITAL THROUGH THE SALE OF ADDITIONAL EQUITY SECURITIES AND RESULT IN FURTHER DILUTION.

         Sales of a substantial number of shares in the public market after our initial public offering could negatively affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For a full discussion of the number of shares of our common stock subject to restrictions on trading or lock-up agreements, see our Registration Statement on form S-1 filed with the SEC, SEC File No. 333-76981.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quokka considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." Quokka had no holdings of derivative financial or commodity instruments at September 30, 1999. Quokka's revenue, capital expenditures and nearly all of its expenses are transacted in U. S. dollars. Quokka believes it has minimal exposure to financial market risks and risks associated with changes in foreign currency exchange rates at this time.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time Quokka is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Since July 1, 1999 Quokka has issued and sold unregistered securities as follows:

                  (a) Between July 1, 1999 and September 30, 1999, an aggregate of 126,455 shares of common stock were issued to employees upon exercise of options with exercise prices ranging from $0.50 to $8.00. The consideration received for such shares was $173,278.

         All sales of common stock made pursuant to the exercise of stock options granted under the 1997 Equity Incentive Plan to Quokka's officers, directors, employees and consultants were made in reliance on Rule 701 under the Securities Act of 1933, as amended ("the Securities Act") or on Section 4(2) of the Securities Act. All other sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to Quokka that the shares were being acquired for investment.

         Quokka's Registration Statement (SEC File No. 333-76981) for its initial public offering became effective July 27, 1999, covering an aggregate of 5,750,000 shares of common stock, including the underwriters' over-allotment. Commencing July 28, 1999, Quokka issued 5,000,000 shares of its common stock at an initial public offering price of $12.00 per share. Offering proceeds net of aggregate expenses to Quokka, were approximately $54.4 million. The managing underwriters were Merrill Lynch & Co., Lehman Brothers and BancBoston Robertson Stephens. The aggregate underwriting fees were approximately $4.2 million. Upon the closing of the initial public offering in August 1999, all outstanding shares of our preferred stock were automatically converted, on a one-for-one basis, into shares of common stock. All warrants to purchase preferred stock outstanding after the closing of the initial public offering, when and if exercised, will be converted into the number of shares of common stock the holder would have received if the warrant had been exercised and the preferred stock received thereupon had been simultaneously converted immediately prior to the closing of the initial public offering. Following the closing of the initial public offering, Quokka filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State that authorizes ten million (10,000,000) shares of undesignated preferred stock. For additional information about our capital stock, please refer to "Description of Capital Stock" in our Registration Statement (SEC File No. 333-76981) filed with the Securities and Exchange Commission.

Quokka expects to use the net offering proceeds for capital contributions to our joint ventures, payments under our rights and distribution agreements and general corporate purposes, including working capital, expansion of operations, expansion of our marketing campaign and capital expenditures. The use of proceeds does not represent a material change in the use of proceeds as described in our prospectus dated July 27, 1999 comprising part of our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-76981. Restricted cash associated with three of our office leases and the employee stock purchase plan aggregated $1,529,000 at September 30, 1999. We have not declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


   EXHIBIT
    NUMBER                       DESCRIPTION
    -------                      -----------
     3.1         Amended and Restated Certificate of Incorporation

     10.1+       Memorandum of Agreement dated September 15, 1999 between
                 Registrant and Intel Corporation.

     27.1        Financial Data Schedule.


---------------

+ Confidential treatment requested as to portions of this exhibit.

  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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



November 15, 1999

                                  EXHIBIT INDEX



   EXHIBIT
    NUMBER                        DESCRIPTION
   -------                        -----------
     3.1         Amended and Restated Certificate of Incorporation

     10.1+       Memorandum of Agreement dated September 15, 1999 between
                 Registrant and Intel Corporation.

     27.1        Financial Data Schedule.


---------------

+ Confidential treatment requested as to portions of this exhibit.