Form 10-K
period 1999-12-31
QUOKKA SPORTS INC
filed 2000-03-29
CIK 1037737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       COMMISSION FILE NUMBER #000-26311

                              QUOKKA SPORTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3250045
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                               525 BRANNAN STREET
                        SAN FRANCISCO, CALIFORNIA 94107
                                 (415) 908-3800
    (ADDRESS OF REGISTRANTS PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE,
                   AND TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $233,000,000 as of March 13, 2000, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock, $.0001 par value per share, outstanding at March 13, 2000 was 44,430,295.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Quokka Sports, Inc. has incorporated by reference into Part III of this report on Form 10-K portions of its definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by April 30, 2000.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains forward-looking statements of Quokka Sports, Inc. within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for digital sports entertainment; our ability to develop multiple revenue streams and for reducing our costs of generating revenues; our ability to attract new sponsors and advertisers and to retain existing sponsors and advertisers; our ability to materially increase the audience of the Quokka Sports Network; our future research and development; the timing of our introduction of new programming; our ability to develop content for emerging digital media platforms; and future profitability.

     Discussions containing such forward-looking statements may be found in "Business and Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause our actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed on "Factors That May Affect Our Results" on pages 19 through 30, among other things, should be considered in evaluating our prospects and future financial performance.

                                     PART I

ITEM 1. BUSINESS

     This description contains certain forward-looking statements that involve risks and uncertainties. When used in this report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risks set forth herein and elsewhere in this report on Form 10-K. We assume no obligation to update any forward-looking statements contained in this report.

OVERVIEW

     Quokka Sports is a leading provider of sports entertainment for the digital world.

     Around the world, sports enthusiasts immerse themselves in their favorite sports, both as spectators and as participants. This passion for sports translates into billions of dollars of spending on sports entertainment and related sporting products and services. We believe that this market will continue to expand as advances in technology create more opportunities to fuel the passions of sports enthusiasts.

     We use the power of emerging digital media to bring sports enthusiasts closer to their favorite sports. We leverage our digital technology to offer live event coverage, race viewers, news and information, audio and text dispatches from athletes, games, community forums and content created by fans, as well as opportunities for the fan to purchase premium content and products and services in order to provide our audience a complete sports experience. We believe that media coverage is most effective when it allows the viewer to feel a real connection to other individuals, events and venues. As a result, the sports experiences on the Quokka Sports Network and for our distribution partners are intended to allow our viewers to reach halfway around the world in real time to experience all of the excitement of a major sporting event direct from wherever they happen to be.

     Through this immersive approach, we seek to win the "hearts and minds" of enthusiasts of the sports we offer and create ongoing communities around these sports. The properties of the Quokka Sports Network are designed to become the destinations for followers of these sports. We call these destinations for specific sport communities "sport verticals."

     The Quokka Sports Network is designed to appeal to a global audience. We currently cover motor racing, sailing, adventure and key Olympic summer sports, such as track and field, swimming and gymnastics. The Quokka Sports Network also includes coverage of some of the world's largest sporting events like the biennial Olympic Games, the America's Cup yacht match, Fed Ex Championship Auto Racing (CART) Series and the Moto Grand Prix championship as a result of our relationships with our strategic partners like NBC Olympics, Inc., CART, Dorna Promocion del Deporte, S.A., National Geographic and The North Face. The properties of the Quokka Sports Network have attracted a community of sports enthusiasts that averaged over one million unique visitors per month in January and February 2000, according to our internal tracking systems.

     We recognize that sports enthusiasts are tribal in nature and we seek to deliver content that reflects the fan's zeal for coverage of their favorite event, sport, nation, team or athlete. For example, in addition to targeting the English-speaking audience, we are beginning to localize content for non-English speaking fans of the sports that we cover in order to most effectively engage a global audience. We also understand that sports enthusiasts often want an individualized experience. We are therefore focusing on methods of customizing our content to further satisfy the individual needs of the members of our growing community.

     Since our inception, we have sought to lead our industry with innovations that allow for the delivery of this content across a wide variety digital platforms, from wireless to narrowband Internet to broadband Internet to true converged media. We call this "allband." To help us achieve this multi-platform approach, we have entered into strategic relationships with some major players in the media and communications industries. Our strategic investors and distribution partners include British Telecom Holdings, B.V., Comcast Interactive

Investments, Inc., Excite@Home Corporation, Hearst Communications, Inc., Intel, Liberty QS, Inc., MediaOne Interactive Services, Inc., Microsoft Corporation, Nokia Corporation, Roadrunner, Terra Networks, S.A., and Yahoo Europe.

     We seek to generate revenue from three sets of customers, each of which is described in greater detail below:

     - from business customers through sales of sponsorships and advertising;

     - from media companies through revenue from content syndication; and

     - from consumers through sales of premium content, sports memorabilia, officially-licensed merchandise and other products and services.

     Sponsorship and Advertising. We believe sponsors and advertisers are attracted to our passionate sports audiences for several reasons. First, this audience comprises an attractive demographic, including male professionals who are often a difficult segment to reach. Second, our sports fan base tends to be emotionally attached to the content that we offer. Finally, we believe the rich interactive media environment allows for compelling brand messaging opportunities. As a result of these and other factors, we have a number of relationships with large multi-national advertisers, including Compaq Computer Corporation, Intel Corporation, Computer Associates International, Inc., IBM, General Motors, Qwest Communications, Anheuser Busch, Ford Motor Corporation, Visa International, and Adidas America.

     Content Syndication. Content syndication is also emerging as a significant source of revenue for us. Our exclusive rights allow us to create content that is attractive to our media customers as these media companies seek unique and engaging content for their users. Currently, we are syndicating content to narrowband Internet and broadband Internet.

     Revenue from Consumers. The impassioned sports fan is likely to spend money on a variety of products and services to become further connected to a favorite sport, event, team or athlete. For example, a fan may purchase a hat or print autographed by a favorite America's Cup skipper, purchase a pay-per-view experience or travel to a destination to meet a famous athlete or experience an event from the front row. We integrate opportunities to purchase these types of products and services into the Quokka Sports Network.

     Finally, we are developing an adaptable technology and business infrastructure that will support a fully localized global network. We believe that our technology platform, our distribution network and our business infrastructure will permit us to rapidly achieve economies of scale as we build out new sport verticals.

     In August 1996, we adopted our current business model and incorporated in Delaware under the name Quokka Productions, Inc. Shortly thereafter in September 1996, we changed our name to Quokka Sports, Inc. Prior to August 1996, we operated as an Australian software development and consulting company, Ozware Development Unit Trust, an Australian unit trust. References in this report to "Quokka Sports," "Quokka," "we," "our" and "us" refer to Quokka Sports, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

THE SPORTS ENTHUSIAST

     Sports enthusiasts are found in a myriad of shapes and sizes and live in every corner of the world -- men and women, young and old, spectators and participants. A 23 year-old "petrol head" from Milan who lives to know everything there is to know about "air-to-fuel ratios" is quite different from a 38 year-old businesswoman from Seattle who does technical big-wall climbing on the weekends. However, these people share a common passion for achievement in sport. This primal zeal for achievement, whether in the form of competition or inspiration, is at the core of all sport and it drives the sports enthusiast to great lengths to fulfill this passion for a particular sport, team, event or national interest.

     This enthusiasm for sports is an almost universal phenomenon. It seems that almost everyone has a strong attachment to at least one sport. For example, the ESPN Chilton Sports Poll estimates that 86.6% of the general United States population 12 years of age or older are sports fans. They further estimate that currently 19.7% of this population accesses sports information with their computer.

THE GLOBAL SPORTS INDUSTRY

     A huge industry has emerged to serve the passions of sports enthusiasts. Sports broadcasting and publishing, athletic and outdoor gear, team apparel, travel services, training, and venue access comprise several billion-dollar industry segments. The Georgia Institute of Technology estimates that revenue streams derived from spectator sports, sporting goods and sporting publications in the United States alone exceeded $130 billion in 1995. The industry continues to grow at a robust rate. For example, Paul Kagan Associates Inc. estimates that U.S. advertisers will increase their investment in sports-related TV advertising by 38% between 1998 and 2003.

     The emergence of the Internet has added to the expansion of the sports entertainment industry. Jupiter Communications, Inc. estimates that global consumers will spend approximately $3.0 billion per year online on sporting goods, apparel, footwear and tickets by 2003. In addition, Forrester Research, Inc. projects that total U.S. online ad spending on advertisements will grow to $22 billion in 2004.

ADVANCE OF DIGITAL MEDIA PLATFORMS

     We believe that the world is currently undergoing a revolution in the way it enjoys entertainment. The growth of the Internet is well documented, but broadband delivery of content is also advancing quickly. Forrester Research projects that 22 million U.S. households will have high-speed broadband access by 2003. Other digital media platforms are also emerging. Jupiter Communications estimates that the total user base of mobile personal internet appliances such as "smart" phones, pagers and PDAs will reach almost 26 million by 2002. Converged media devices are starting to develop as well. Forrester Research projects that so-called "Interactive TV" applications like enhanced broadcast TV and web on TV will reach a total of 37 million households by 2004. Advances in digital media platforms will someday allow sports enthusiasts to follow their favorite sports 24 hours a day, 7 days per week, whether they are on the road, at the office, on the golf course or at home in the living room.

NEED FOR A CENTRALIZED SOURCE OF ENTERTAINMENT FOR THE SPORTS ENTHUSIAST

     We believe sports enthusiasts seek to fully immerse themselves in their sport of choice. The sports fan that travels to a sports venue often desires the most complete experience possible. Of course, he will watch the live competition -- but the experience does not end there. The fan also might buy a program to learn which athletes are competing, watch replays on the "big screen," talk to other fans about the competition, pick-up a magazine for more in-depth stories, buy an official event jacket and try to get "behind the scenes" to meet the athletes. This multi-faceted experience could describe a motor racing track, a soccer match, a golf tournament, a sailing regatta or almost any sports experience. Similarly, a climber on a rock face can check out the weather conditions, take in the view, gauge the progress of the climb or share stories with fellow climbers. When the climber leaves the mountain, she is likely to continue to seek out ways to replicate this "complete" experience.

     While there are numerous traditional and on-line sources of sports information, products and services, we believe that sports enthusiasts do not have a single location that fulfills all of their needs for experiencing a particular sport. Currently, a sports fan must weave together a patchwork of media and experiences by doing all or most of the following: subscribe to magazines, newspapers or newsletters to get the latest news and information; be near a TV at the right time to catch the live coverage of their sport or event (if it's being covered at all); head to the local bar to debate the latest events in their sport; get to the store to grab the latest gear; and ask someone who's going to the venue to pick up an event souvenir. Furthermore, there are some experiences that are extremely difficult to replicate via traditional outlets, such as: getting the inside story directly from the athlete during competition; enjoying real-time coverage of events that are not covered in a particular region or at all; or having an individual question directly answered by an athlete, expert or another fan who is located halfway around the world.

QUOKKA SPORTS -- THE COMPLETE SPORTS EXPERIENCE

     Since our inception, we have had a simple goal: to bring the sports enthusiast the most complete sports experience possible -- regardless of where he or she is located. This effort began with our coverage of the Whitbread Race for the Volvo Trophy in 1997, an around-the-world yacht race, and continues today for the tribal followers of a number of sports. We strive to leverage the power of digital media to bring a 24x7, 360-degree experience to sports enthusiasts. This complete experience is designed to utilize virtually every aspect of emerging media, combining live event coverage, new narrative techniques, rich content, community functions, audio and text dispatches from athletes, games, opportunities to purchase premium content, travel services and official event merchandise. We employ a variety of techniques to achieve what we call "Quokka Sports Immersion."

     We start with the individual sports enthusiast. We give fans the opportunity to create their own experience by tailoring our interactive media to their own interests and level of understanding. If the sports enthusiast wants to watch live coverage of an event, she can launch a Quokka RaceViewer that delivers images, audio, telemetry, and results data. If a fan wants to learn more about a sport, he can access that information. He can also follow related human-interest stories through in-depth features or strike up an argument with other fans about some controversy through our often-intense bulletin-board forums. An enthusiast can get to know the athletes through biographies, and more intimately through regular diary-entries and live chats. She can experience competition by joining a fantasy league or competing in a virtual race. Furthermore, fans can bring a tangible piece of their sport home by purchasing licensed merchandise in our online stores or by bidding for one-of-a-kind gear and memorabilia through our auction services. We also provide updates on where to participate in a sport and how to get there. Finally, we provide information on gear and create an opportunity for fans to buy it. Enthusiasts can share "war stories" or recommendations on locations, gear, and training. They can take advantage of the unique perspectives provided by our sports coverage that leverages the available assets to create a complete and compelling view of the action.

     We seek to do more than just attain the "eyeballs" of sports enthusiasts. Rather, we want to win their "hearts and minds." Our properties in the Quokka Sports Network are designed to be the destinations for fans of those sports, and we intend to leverage the value of this engaged audience. We call these destinations for specific sports communities "sport verticals."

THE QUOKKA SPORTS NETWORK

     At the core of our business is a commitment to strive for deep coverage of specific sports in each of our sport verticals, including key events, teams and athletes associated with those sports. This approach forms the basis for our scalable network strategy to build a network of sports communities. It is designed to form the deepest -- and most valuable -- relationship with the tribal communities that follow these sports. With this approach, we believe that we will be well positioned to leverage the entire value chain associated with these passionate communities -- from sponsorship and advertising to merchandise to travel services, and more.

     The Quokka Sports Network has been created to extend the value of each of our sport verticals by implementing the following strategies:

     1. Aggregation of the best of the Quokka Sports Network at Quokka.com,

     2. Localization of content for regional fan-bases throughout the world, and

     3. Multi-platform delivery of content across various digital media devices.

SPORT VERTICALS -- EVENTS, TEAMS AND ATHLETES

     We have created a network of discreet sport verticals that focus on the interests and passions of specific sports communities. Since the beginning of 1999, the Quokka Sports Network has grown from two properties, the Whitbread Race and the Around Alone yacht race, to over a dozen properties as of March 2000, including the 2000 America's Cup, the BT Global Challenge, CART, Climbing Cameroon, Everest 2000, Great Trango Tower, Key West Race Week, Marathon des Sables, NBCOlympics.com and Surfing Antarctica. We are pursuing three primary strategies to build out our network. First, we seek to secure official rights to particular events or circuits, such as the 2000 America's Cup Match and the CART racing series. Additionally, we look for opportunities to add existing sport verticals by acquiring other companies. Finally, we intend to leverage our expertise from our coverage of Olympic sports by developing some of the 35 sports sites and Quokka Wired Athlete sites in our Olympic Games property. Currently, the Quokka Sports Network includes:

     - Destinations for a number of sports with truly global fan-bases such as motor racing, sailing, adventure racing, climbing, hiking and Olympic summer sports like track and field, swimming, and gymnastics.

     - Live coverage of some of the world's largest sporting events, including the biennial Olympic Games, the America's Cup 2000 yacht match, the CART racing series, and the Moto Grand Prix motorcycle championships.

     - Relationships with some of the world's top athletes, including: Michael Johnson, Dan O'Brien, Amy Van Dyken, Dominique Moceaneau, and Karch Kiraly.

QUOKKA.COM

     The most engaging stories and features from the Quokka Sports Network are aggregated at Quokka.com. Quokka.com also provides a sampler of "broadband" content for those visitors with high-speed connections who want to explore our most innovative presentation techniques. Community, gaming, and shopping experiences are also unified at Quokka.com. For example, fans who enjoy virtual games in one sport, for example, often look for similar opportunities in other events. We believe Quokka.com provides an effective way to cross-promote our varied sports coverage to fans with multiple interests.

INTERNATIONAL NETWORK

     We have forged a relationship with eTranslate, Inc. to localize some of our content into multiple languages. We also work with athletes and local writers from various countries to tell their own stories in their own language with their local perspective. We believe that this capability makes our global sports and event properties more valuable because they are being made relevant for regional audiences around the world, including Europe and Latin America. A localized global strategy is critical for our goal of becoming the leading provider of sports entertainment for the digital world because we recognize that the tribal nature of sports fans across the globe requires that the story be relevant and engaging for this diverse audience.

     Advancements in new media platforms and communications bandwidth capacity have presented us with the opportunity to distribute these experiences in a variety of ways to our diverse audience. We are creating our products with this "all band" environment in mind because we believe that digital distribution platforms will continue to evolve and afford richer entertainment experiences and far greater accessibility across multiple platforms. We have established a diverse group of distribution partners to execute this vision, including:
YahooEurope, Excite@Home, Roadrunner, Microsoft, Terra Networks, British Sky Broadcasting Limited, and Nokia.

MULTIPLE ENTRY POINTS TO THE NETWORK

     A fan can become immersed in his passion for sports by accessing the Quokka Sports Network from a variety of different entry points. For example, a senior executive in London can access the Quokka RaceViewer for live race coverage of the America's Cup finals over her office LAN. An 18-year old gymnastics fan can check out the gymnastics Olympic coverage over her DSL service from her bedroom while her friend with Roadrunner broadband service can relive a climb in the Himalayas. A CART fan from Gary, Indiana will someday experience true interactive broadcast coverage of a race through a new set-top device. A stay-at-home mother from White Plains, NY can follow our most compelling "360 degree" sports story of the day at Quokka.com over her AOL dial-up service. In the future, we intend to provide access to our coverage via hand-held wireless devices such as PDAs and cell phones.

     Once on the network, sports enthusiasts have the opportunity to go deeper into their favorite sport or explore other sports. We aggressively cross-promote our properties through targeted e-mails, on-site promotion and contests. We believe that a "network effect" will create great leverage for us because every new visitor to one of our properties will immediately be exposed to all of our other properties on the Quokka Sports Network, and is a potential visitor of another of our sport verticals.

COMPELLING CONTENT

     We combine our deep coverage for the passionate fan and our network of sport verticals in order to try to capture the hearts and minds of an engaged audience. Our sailing vertical represents one example of our commitment to provide a complete experience that contains immersive and engaging content. Sailing enthusiasts can follow live coverage of the BT Global Challenge, keep up with smaller scale events like the Sydney to Hobart race or Key West Race Week, debate the strategies of the America's Cup skippers on our forums, bid for one-of-a-kind America's Cup memorabilia in our sailing auctions, build a virtual boat, compete in a fantasy challenge to guess the America's Cup winners, or find out what's going on in-and-around Auckland, New Zealand, the site of the 2000 America's Cup. The result is a deeply engaged sports enthusiast that can obtain the complete sports experience.

MULTIPLE REVENUE STREAMS

     We have identified three distinct sets of customers for our 360-degree sports experience. These customers include advertisers looking to connect with our highly valued audience, media companies seeking compelling and unique content, and the individual fans who seek out premium gear, memorabilia and services to complete their experience with their favorite sport. As our business matures over time, we expect our revenues to be split evenly among these three segments.

     Sponsorship and Advertising Revenue. In 1999, sponsors and advertisers provided approximately 90% of our revenue. We have established multi-year sponsorship arrangements with some of the largest consumer marketers and technology providers in the world, including Compaq, Computer Associates and Intel. These companies have established long-term partnerships with us because we offer them multi-dimensional marketing opportunities across the Quokka Sports Network. In addition, we also have sponsors and advertisers that are interested in particular sport verticals in our network, such as IBM, Ford Motor Corporation, Qwest Communications, Visa International, Adidas America and Anheuser Busch.

     We believe these advertisers find our primary audience, the hard-to-reach male professional, to be extremely attractive. This audience enjoys our rich content at home, and even in the office, one of the toughest places to get the attention of these professionals. Because of their passion for sport, we believe the audience is also emotionally engaged in the content. The emergence of the sports media and sponsorship industry demonstrates the value that marketers see in these intense relationships.

     We intend to present our sponsors' and advertisers' brands and products as an integral part of the sports content, and rich media presentations of these messages to help bring their brands to life. Some of our sponsorship partners leverage our content on their own web sites. The technology sponsors also work with us to develop new infrastructure solutions that enable our coverage. These "custom solutions" then become marketing tools for the technology providers as they look to expand their presence in the new digital media marketplace.

     Three customers accounted for approximately 65% of our revenues in 1999, three customers accounted for approximately 81% of our revenues in 1998 and three customers accounted for 91% of our revenues in 1997. In 1999 our sponsorship with Compaq accounted for 27% of our revenues, our sponsorship with Computer Associates accounted for 23% of our revenues, and our sponsorship with Intel accounted for 15% of our revenues. As of March 13, Intel owned approximately 9.4% of our outstanding common stock. In 1998 our sponsorship with Compaq (through Tandem Computer) accounted for 52% of our revenues, sponsorships with CompuServe accounted for 16% of our revenues and work for the International Olympic Committee accounted for 13% of our revenues. In 1997 our sponsorship with Tandem Computer accounted for 48% of our revenues, sponsorships with CompuServe accounted for 14% of our revenues and work for the International Olympics Committee accounted for 29% of our revenue.

     Content Syndication. Media companies are emerging as significant customers of ours. Our primary media customers today are Internet companies, but wireless and converged media customers are also emerging. The Internet content providers -- often portals -- are interested in our content, because they believe it will help them create longer user visits. Our exclusive access to event properties and our rich media presentations have attracted these companies. Current narrowband "portal" customers include Excite and Terra Networks. In February 2000, we produced content for wireless devices with Nokia, our initial development partner for this product. In March 2000, we partnered with WebTV Networks, Inc. to develop content for their interactive television platform. Broadband partners, including Microsoft, Roadrunner and @Home, have also presented our content on their networks.

     As proprietary digital entertainment content becomes available to new media companies, we expect this trend toward content syndication to continue. The historical growth of the cable television industry is an example of how content syndication models develop. For instance, ESPN commanded subscription fees from cable providers as the ESPN television business matured. We believe that a similar business model will progress as the Internet evolves from a pure news and information medium to one that also provides exclusive entertainment experiences.

     Revenue from Consumers. One of the characteristics of a tribal culture is that the tribe's members often follow the same rituals, value the same objects and wear the same clothing. We believe sports enthusiasts are no different. They go to great lengths to wear the uniforms and use the gear authentic to their sports, and wear the marking and colors of their favorite teams or athletes. Further, many fans want to obtain an authentic artifact from a memorable sports event, which may be passed down from generation to generation.

     We have developed several features in the properties of the Quokka Sports Network to fulfill the needs of this tribe-like dynamic of our audience. We seek to leverage our relationships with event owners to establish exclusive partnerships with the merchandise partners for these events. We offer exclusively licensed event merchandise, high-end sports equipment, venue-based travel services, fantasy sports experiences, and one-of-a-kind sports collectibles and memorabilia. Commerce-focused businesses like Adidas and Boatscape.com, Inc. have purchased tenancies in the electronic shopping areas of our network in order to capitalize on our fans' desire for products and services related to our sport verticals.

     We also auction unique merchandise and experiences on the Quokka Sports Network to allow rabid fans the opportunity to fulfill their need for a complete sports experience. On our QuokkaAuctions.com site, we auction one-of-a-kind autographed memorabilia from athletes, event art, fantasy sports experiences, equipment and limited edition team uniforms. For example, during the America's Cup 2000, we offered for auction the 17th seat on the America One boat, which allows a fan to sit on an America's Cup yacht during a race and watch the action first hand, a fantasy trip to watch the finals from the water with former America's Cup champion skipper (and Quokka co-founder) John Bertrand, a jade replica of the actual America's Cup trophy, which was offered for bid for tens of thousands of dollars, and a number of autographed items from Paul Cayard, the renowned skipper from the America One syndicate.

     Furthermore, we use contextual selling opportunities to maximize our ability to offer our products and services to a highly qualified and targeted audience. For example, when a team or driver in the CART series wins a race, we often juxtapose the story about that victory with links to the merchandise of that athlete or team. Excited fans can make immediate purchases while still focused on the thrill of the latest race or match. Consumer purchasing opportunities are presented throughout relevant content on our properties such as athlete's pages, relevant news items, and team pages.

SCALABLE NETWORK INFRASTRUCTURE

     We are developing a scalable technology and business infrastructure with global capabilities.

     We are building a common "chassis" for all our properties across all possible media platforms. This chassis provides the technological framework for each of our properties. This chassis will incorporate common user interfaces, publishing tools, live event viewers, asset management systems, ad servers, community functionality, commerce engines and game engines that are functional across the Quokka Sports Network properties. As an early innovator in the digital entertainment space, we will continue to place great emphasis on evolving its chassis to maximize the power of the digital medium as new platforms emerge. Each new property will be outfitted with this chassis to best leverage our innovations, create a common user experience, and afford efficiencies in production.

     We have developed a localization strategy in order to derive the greatest value from our global sporting events. Once we have invested in the production of a global sporting event or sport site, we can leverage that investment by making that content accessible and relevant to sports enthusiasts around the world. Translations are executed through an arrangement with E-Translate, and more importantly, local relevance is created through diaries from athletes and stories from local writers. Every new property that we add to our network can be made readily available to each of these audiences, which we believe will increase the audience size and lower the production cost per unique visitor.

JOINT VENTURES AND RIGHTS AGREEMENTS

     We plan to secure rights to cover sporting events through a variety of methods, including direct acquisition and the formation of joint ventures with rights holders or other entities having established relationships with rights holders. We have experience with both methods. To date, we have acquired the rights to events such as FIM Motorcycle racing directly from the rights holders and we have entered into a joint venture with NBC Olympics, Inc. in connection with the Olympic Games. We originally created a joint venture with Forsythe Racing, Inc. in connection with CART, but subsequently dissolved the joint venture and derive our right to our coverage of CART racing directly from CART.

     Joint Venture with NBC. In February 1999, we formed NBC/Quokka Ventures, LLC with NBC Olympics, Inc., a wholly owned subsidiary of National Broadcasting Company, Inc. In connection with the formation of the joint venture, we contracted with the joint venture to provide the services necessary for the joint venture to provide interactive digital coverage. Consequently, we expect that the joint venture's interactive digital coverage of the Olympics on its web site will showcase Quokka's distinctive style of programming and will complement NBC's television coverage.

     NBC Olympics, Inc. granted the joint venture the following interactive media rights, subject to limitations, in connection with the Olympic Games and certain United States qualifying events through 2004:

     - United States interactive rights to incorporate limited highlights of NBC video into its coverage;

     - an exclusive license to produce the official NBC interactive media coverage of the Games;

     - a license to incorporate still photographs and sequential still photographs taken from video produced from the Games by NBC Olympics into the joint venture's coverage;

     - a license to incorporate into the joint venture's coverage historical Games footage, non-competition video and all research and other materials, whether text, audio, video, still footage, written or fixed in any other medium relating to the Games produced by NBC Olympics;

     - the right to distribute the joint venture's coverage in interactive media throughout the United States; and

     - a license to use the composite NBC/Olympic logo on the joint venture's web site in connection with the production, operation, promotion, marketing and distribution of the joint venture's coverage of the Games.

     In order to protect its broadcast rights and brand, however, NBC Olympics, Inc. can restrict the joint venture's use of any of the foregoing interactive media rights if:

     - NBC lacks the ability to grant such rights to the joint venture as a result of contractual limitations or restrictions imposed by, or conflicts with any legal rights held by the International Olympic Committee or any other person or entity possessing intellectual property or other rights in the still photographs, sequential still photographs or video, whether Games, non-competition or historical;

     - a use conflicts with NBC's current sponsors or advertisers or the sponsors or advertisers of the International Olympic Committee, United States Olympic Committee, Sydney Organizing Committee of the Olympic Games, Salt Lake Olympic Organizing Committee or the 2004 Games Organizing Committee;

     - the digital assets are involved in any transaction by us or the joint venture with any NBC Competitor, as defined below;

     - a use competes with NBC's broadcast, cable or direct broadcast satellite coverage of the Games; or

     - a use violates NBC's, NBC Sports', the International Olympic Committee's, the United States Olympic Committee's or other Olympic organizations' editorial policies and practices.

     NBC/Quokka Ventures, LLC is owned 51% by us and 49% by NBC Olympics, Inc., and management is vested in a board of directors, three of whom are currently appointed by us and two of whom are currently appointed by NBC Olympics, Inc. Under the terms of the venture's operating agreement, Quokka is solely responsible for making cash capital contributions to the venture. The terms of the operating agreement for the venture require us to make quarterly capital contributions in amounts necessary to fund the venture's operations on an ongoing basis in accordance with the annual operating plan. Accordingly, the amounts and timing of these capital contributions will be based on the actual activities of the venture and are unknown at this time. Additionally, we issued warrants to purchase 2,100,000 shares of our common stock. Based on the Noreen-Wolfson fair value model with a volatility of 70%, these warrants have a fair value of $4.9 million. NBC Olympics, Inc.'s obligation to the joint venture is to contribute interactive media rights as described above as well as on-air promotion of the site, access to NBC personalities and research.

     NBC Olympics, Inc. has the right to terminate the joint venture in the event an NBC Competitor:

     - merges or otherwise consolidates with us in a transaction where we are not the surviving entity;

     - becomes the beneficial owner of 15% or more of our outstanding equity securities;

     - becomes entitled to elect, appoint or replace a member or members of our board of directors unless NBC Olympics, Inc. is also granted the same right; or

     - acquires all or substantially all of our assets.

     For these purposes, an "NBC Competitor" includes any media company that is significantly engaged in any of the primary businesses of NBC Olympics, Inc., National Broadcasting Company, Inc. or its subsidiaries or any telecommunications, Internet or similar company that is significantly engaged in any of the primary businesses of NBC Olympics, Inc., National Broadcasting Company, Inc., its subsidiaries or Snap! LLC or successor entities. However, an NBC Competitor shall not include any entity identified by Quokka in writing to NBC Olympics, Inc. that NBC Olympics, Inc. does not designate as an NBC Competitor in writing to Quokka within 30 days of our written notice.

     CART Digital Media Enterprises, LLC. In January 1999, we established CART Digital Media Enterprises, LLC or "CDME," a joint venture with Forsythe Racing, Inc. Forsythe owns two of the teams that compete as part of the Championship Auto Racing Teams circuit.

     In March 1999, CDME secured the exclusive worldwide interactive media rights for all CART events through December 31, 2003 with a right of first negotiation beyond that date. In connection with this digital coverage, the joint venture also secured exclusive worldwide rights to:

     - use CART's marks in its digital coverage as well as in connection with any derivative products;

     - use data and content from the events;

     - syndicate content; and

     - sell commercial partnerships, advertising, official merchandise, electronic commerce products and services, official photographs and derivative products.

     The right to sell advertising and commercial partnerships is subject to obligations to honor category exclusivity rights of current CART sponsors or to first negotiate with those sponsors and the right to sell derivative products and syndicate content is subject to CART's reasonable approval. The right to sell official merchandise, official photographs and other electronic commerce products and services is subject to receiving approval of other third parties.

     CART has the ability to terminate the agreement if:

     - the joint venture materially breaches any term of the agreement, including failure to pay amounts owing under the agreement, subject to notice and an opportunity to cure;

     - the joint venture fails to maintain state of the art quality and technological enhancements, subject to notice and an opportunity to cure;

     - the web site fails to achieve certain minimum levels of traffic, subject to notice and an opportunity to cure;

     - if the joint venture or we provide similar services to an open wheel professional auto racing sanctioning body, league or series currently domiciled in the United States that promotes products or services competitive with those of CART; or

     - if more than 49% of the ownership or beneficial interest in the joint venture or in Quokka is transferred, sold or assigned to an entity whose products or services are competitive to or in conflict with those of CART.

     We issued to Championship Auto Racing Teams, Inc. warrants to purchase 76,366 shares of our common stock. Based on the Noreen-Wolfson fair value model with a volatility of 70%, these warrants have a fair value of $400,841.

     In December 1999, we dissolved our joint venture with Forsythe. As a result, we now own 100% of CDME.

  FIM Motorcycle Racing

     We have acquired from Dorna Promocion del Deporte, S.A. the exclusive, worldwide interactive media rights for all FIM Road Racing World Championship Grand Prix events from January 1, 2000 through December 31, 2003. In connection with our coverage rights, we have secured the exclusive worldwide rights to:

     - use FIM Motorcycling World Championships' trademarks as part of our coverage as well as in connection with any derivative products;

     - use data and content from the events;

     - syndicate content; and

     - sell sponsorships, advertising, official merchandise, electronic commerce products and services and derivative products.

     Our right to sell advertising and sponsorships is subject to obligations to honor category exclusivity rights of current FIM Motorcycling World Championships sponsors or to first negotiate with those sponsors and our right to sell derivative products is subject to Dorna's reasonable approval. Our right to syndicate content is subject to a restriction that certain assets may not be syndicated alone without Dorna's consent. Our right to sell official merchandise and other electronic commerce products and services is subject to receiving approval of certain other third parties. Dorna has the ability to terminate the agreement if we fail to pay the required rights fee.

  Commitments Relating to Rights Acquisition

     In connection with securing the rights to cover various events, we agree to pay rights holders minimum annual guaranteed amounts, profit participation or up-front fees, or a combination of these payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and

Capital Resources" for a discussion of our future aggregate financial obligations relating to existing rights agreements.

COMPETITION

     The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of web sites on the Internet competing for consumers' attention and spending has proliferated. We expect that competition will continue to intensify.

     We believe that our programming does not compete directly with traditional media, primarily because traditional media frequently do not provide substantial coverage of the sports that we cover and because we believe our programming can substantially enhance coverage provided by traditional media.

     We expect that the number of our direct and indirect competitors will increase in the future. We anticipate that, as the Internet and other interactive systems, such as cable and satellite systems, converge with traditional television broadcasting and traditional cable networks, significant competition may come from the cable arena, including such sports-oriented cable networks as the ESPN networks.

     We believe that the principal competitive factors in attracting and retaining audience are the ability to offer compelling and entertaining sports programming, the depth, breadth and timeliness of coverage, the completeness of the experience, and brand recognition. We believe that the principal competitive factors in securing and retaining long-term digital rights to cover sporting events include the ability to do the following:

     - offer high-quality coverage;

     - establish and maintain relationships with rights holders;

     - deliver an audience with attractive demographics;

     - maintain credibility as a leading and enduring company; and

     - pay substantial rights fees.

     We may be unable to compete successfully with respect to one or all of these factors. To review the risks we face from competitors, see "Factors That May Affect Our Results -- The online digital sports entertainment industry is intensely competitive, and we may be unable to compete successfully against current and future competitors."

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     The properties of the Quokka Sports Network are hosted by Intel's Online Services group in Santa Clara, California and with Frontier GlobalCenter in Sunnyvale, California, except that our NBCOlympics.com web site is hosted by IBM in Redwood City, California, Bethesda, Maryland and Schaumburg, Illinois. In the next few months we intend to host our content, other than the Olympics site, with two Intel hosting facilities. All of our network operations are controlled from our headquarters in San Francisco, California with the ability to operate from remote facilities. We provide multiple web servers that run the Microsoft Internet Information Server on the Microsoft Windows NT Server operating system upon Compaq server hardware that we own, as well as hardware that our distribution channels use. Currently, Internet access is maintained by Intel and Frontier GlobalCenter.

     Our network infrastructure is composed of Cisco Systems, Inc. products in fully redundant configurations. Network connectivity is provided through multiple routes through redundant providers from our headquarters in San Francisco. The computer and networking equipment used to operate our properties is configured with redundant network interfaces, disk configurations, and power supplies. Both Intel and Frontier GlobalCenter provide generator backup power for at least two weeks.

     Our operations depend upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks and other events beyond our control. A disaster or malfunction that disables either our San Francisco production facility or the Intel facility or the Frontier GlobalCenter facility could significantly interrupt our programming, limit the quantity or timeliness of updates to our productions or limit the speed at which our audience can access our content. Although we do not currently have the disaster recovery plan completely documented, we are working to finalize this documentation to reflect the on-going alterations in our configuration.

     The market for digital media is characterized by rapid growth, rapidly changing technology, evolving industry standards and frequent announcements of new developments. To be successful, we must adapt to our rapidly changing environment by continually improving the performance, features and reliability of our services as well as adapting to new technologies. We may also incur substantial costs if we need to modify our programming or distribution processes to adapt to these changes. Our business could be adversely affected if we incur significant costs without adequate results or cannot adapt to these changes.

INTELLECTUAL PROPERTY

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of copyright, trademark, service mark, patent and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. The measures taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies.

     We also cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. For a description of our intellectual property practices and potential risks, see "Factors That May Affect Our Results -- We may be unable to adequately protect or enforce our intellectual property rights, and our efforts to do so could be time-consuming and expensive and could divert management attention from executing our business strategy."

GOVERNMENT REGULATION

     We are subject to the same federal, state and local laws as other businesses on the Internet. Today there are relatively few laws directed towards online services. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services. For a description of risks we face from regulation of the Internet, see "Factors That May Affect Our Results -- Changes in regulation of the Internet could limit our business prospects."

     We are qualified to do business in eight states in the United States, and failure by us to comply with foreign laws or to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in the inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a negative effect on our business.

EMPLOYEES

     As of December 31, 1999, we had 284 employees, including 122 in production and programming, 62 in engineering, software development and network operations, 19 in marketing, 27 in sales and 54 in administration. We consider our relations with our employees to be good. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel and upon the continued service of our senior management and key creative personnel, none of whom is bound by an employment agreement except for Mssrs. Gough and Saralegui. Our growth has required us to continually hire, train and manage new employees at a rapid rate, although competition for qualified personnel in our industry and geographical location is intense. There can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers and certain other key employees as of February 29, 2000:

        NAME          AGE                             POSITION
        ----          ---                             --------
Alan S. Ramadan.....  41    President, Chief Executive Officer and Director
John Bertrand         53
  A.M. .............        Vice Chairman of the Board of Directors
Alvaro J.             43
  Saralegui.........        Chief Operating Officer
Les Schmidt.........  45    Executive Vice President, Chief Financial Officer and
                            Secretary
Michael W. Gough....  44    Chief Creative Officer and Executive Producer
Thomas P. Newell....  42    Senior Vice President, Olympics
David A. Riemer.....  41    Senior Vice President, Marketing
Pascal Wattiaux.....  39    Senior Vice President, Engineering
Mark J. Ellis.......  41    Vice President, Sales
Marc P. Erzberger...  32    Vice President, Motor Racing and General Manager
G. Michael            35
  Novelly...........        Vice President, Finance and Controller
Timo Lumme..........  38    General Manager, Europe
Brian J.              36
  Terkelsen.........        Vice President, Programming and Production

     Alan S. Ramadan has served as our President and Chief Executive Officer and as a director since August 1996, when we incorporated in Delaware under the name Quokka Productions, Inc. Additionally, Mr. Ramadan served as Managing Director of our Company from 1990 to August 1996, during which period we were known as Ozware Developments Unit Trust and operated in Australia. In January 1993, Mr. Ramadan joined Fluid Thinking, Pty. Ltd. in Melbourne, Australia as that company's Chief Executive Officer until June 1995. As Chief Executive Officer of Fluid Thinking, Pty. Ltd., Mr. Ramadan was responsible for drawing together a team of specialists that, together with the Technology Foundation, developed key technology used by oneAustralia in the America's Cup challenge. Mr. Ramadan also founded Best Knowledge Systems, a consulting company, and worked as a research scientist at BHP Steel and as a computer scientist at Monash University in Melbourne, Australia. Mr. Ramadan holds a B.Sc. in Computer Science and Applied Mathematics from Monash University and is a 1995 graduate of the Stanford Business School's Executive Program for Growing Companies.

     John Bertrand A.M. has served as a director since August 1996 when we incorporated in Delaware under the name Quokka Productions, Inc. Since April 1997, Mr. Bertrand has served as our Vice Chairman of the Board. From September 1992 to June 1995, Mr. Bertrand was the Chairman of the Board of Fluid Thinking, Pty. Ltd. and the skipper of oneAustralia, the 1995 America's Cup Challenge team that received technological support from Fluid Thinking, Pty. Ltd. From September 1995 to October 1998, Mr. Bertrand was Chairman of the Australian Government's Industry Research and Development Board. From June 1993 to the present, Mr. Bertrand has been the Chairman of the Southern Cross Foundation, an Australian scholarship foundation for engineering and applied science students. Mr. Bertrand holds a B.S. in Mechanical Engineering from Monash University and a M.S. in Naval Architecture from M.I.T. During his twenty-nine year international sailing career, from 1970 to the present, Mr. Bertrand has represented Australia in five America's Cups and two Olympic Games. Mr. Bertrand won the America's Cup for Australia in September 1983 and is a life member of the Australia's Sports Hall of Fame as well as the International America's Cup Hall of Fame.

     Alvaro J. Saralegui joined Quokka in April 1999 as our Chief Operating Officer. From March 1998 to April 1999, Mr. Saralegui was employed by the People Magazine Group where he initially served as Vice President of People Weekly until he was promoted to Group Publisher in January 1999. From September 1983 to March 1998, Mr. Saralegui was employed at Sports Illustrated, Inc., where he served as General Manager from November 1992 to March 1998. During his fifteen years at Sports Illustrated, Inc., Mr. Saralegui also served as that company's Business Manager, Director of Marketing and Sales Development and Advertising Sales Director. Mr. Saralegui holds a B.A. in History and Economics from Dartmouth and an M.B.A. from Columbia University.

     Les Schmidt joined Quokka in February 1998 as our Senior Vice President, Quokka Productions, Chief Financial Officer and Secretary and was promoted to Executive Vice President, Chief Financial Officer and Secretary in February 1999. From September 1996 to June 1997, Mr. Schmidt served as the Chief Executive Officer of MECON, a healthcare benchmarking company. Mr. Schmidt joined The Learning Company in 1987 and served as that company's Chief Financial Officer until September 1994 when he was promoted to Chief Operating Officer. He served as Chief Operating Officer of The Learning Company and its successor, The Learning Company, Inc., a publicly traded developer and publisher of educational, foreign language and home office productivity software, until September 1996. Prior to that, Mr. Schmidt served as the Controller for Applied ImmuneSciences, Inc., a venture-backed biotech start-up. Before joining Applied ImmuneSciences, Inc., Mr. Schmidt was employed by Coopers & Lybrand, an accounting firm, during which time he became a CPA. Mr. Schmidt holds a B.A. in Political Economics from Antioch College and an M.S. in Taxation from Golden Gate University.

     Michael W. Gough joined Quokka in July 1997 as our Vice President, Design and Creative Director and was promoted to Chief Creative Officer and Executive Producer in September 1998. In August 1995, Mr. Gough co-founded Construct Internet Design, a digital media design firm, where he served as Creative Director until July 1997. Prior to that, Mr. Gough co-founded Jones, Partners:
Architecture, a design-focused architecture firm, where he served as Managing Partner from December 1994 to August 1995. Earlier in his career, Mr. Gough was an architect for Holt Hinshaw Pfau Jones and, before that, an architect for the San Jose Redevelopment Agency. Mr. Gough studied Architecture at California Polytechnic State University.

     Thomas P. Newell joined Quokka in March 1998 as Vice President of Business Affairs and was promoted to Senior Vice President, Business and Legal Affairs in October 1998. In October 1999, he was promoted to Senior Vice President, Olympics and General Manager, NBC/Quokka Ventures, LLC, our joint venture with NBC Olympics, Inc. From May 1994 to August 1997, Mr. Newell served as Executive Vice President and General Counsel for GGP Productions, LP, an independent sports television production, syndication and sports marketing company. There, he handled the company's financial and business operations for three and a half years until its sale to International Management Group, a sports marketing, event management and television company. From April 1992 to April 1994, Mr. Newell served as Vice President, Business Affairs and Operations of CBS Enterprises for CBS, Inc. During his seven years at CBS, Inc., Mr. Newell also served as Litigation Counsel, then as Broadcast Counsel and as Director of Business Affairs of CBS Sports, in which capacity he conducted negotiations that resulted in CBS Sports' opportunity to cover the 1992 Olympic Winter Games. Mr. Newell holds a B.A. from Stanford University and a J.D. from USC Law School.

     David A. Riemer joined Quokka in November 1998 as our Senior Vice President, Marketing. Prior to joining us, Mr. Riemer spent 13 years at J. Walter Thompson, where he served as President, JWT/West from May 1997 to September 1998. While serving as President, JWT/West, Mr. Riemer oversaw the JWT/Digital Unit and developed an agency specialization in telecommunications, technology, retail and service marketing. Over the course of his career, Mr. Riemer has written two musical comedies, two books and directed various theatrical productions. Mr. Riemer holds a B.A. in Urban Studies and History from Brown University and an M.B.A. from Columbia University.

     Pascal Wattiaux joined Quokka in June 1999 as our Senior Vice President, Engineering. From August 1996 to June 1999, Mr. Wattiaux served as Director of Technology at the International Olympic Committee in Lausanne, Switzerland, where he was responsible for all Olympic technology functions, including timing, scoring, telecommunications and information systems, as well as managing relationships with strategic technology partners. From January 1996 until August 1996, he served as senior manager at Price Waterhouse LLP, which has been renamed PricewaterhouseCoopers LLP, and was responsible for developing a systems integration practice in Europe. From August 1993 until January 1996, Mr. Wattiaux served as Information Technology Director for International Operations at Reebok International Ltd., having previously served as Management Information Systems Director for Reebok France since January 1993. Prior to that, Mr. Wattiaux worked at Andersen Consulting for nine years in Paris, France, first as a consultant and then as a director. Mr. Wattiaux holds a Diplome d'Ingenieur from Ecole Nationale Superieure des Telecommunications.

     Mark J. Ellis joined Quokka in May 1999 as our Vice President, Sales. From March 1998 to April 1999, Mr. Ellis served as a Vice President/Publisher for Time Inc. New Media. From November 1997 to March 1998, Mr. Ellis served as the Publishing Director for Sports Illustrated Presents. From July 1991 to November 1997, Mr. Ellis served as the Detroit Advertising Director for Sports Illustrated. Mr. Ellis holds a B.A. in Marketing from the University of Notre Dame and an M.B.A. from the University of Detroit.

     Marc P. Erzberger joined Quokka in August 1998 as our Vice President, Motor Racing. From June 1991 to June 1998, Mr. Erzberger served as a consultant for the Boston Consulting Group in London where he worked extensively in the financial services and consumer/retail sectors. Mr. Erzberger worked on issues of strategy and implementation in several product areas, including household products, spirits and beverages, food, automotive and credit cards. Mr. Erzberger holds a B.Sc. in Mathematics and Management from the University of London, King's College, and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Erzberger is an avid sportsman, having represented Switzerland in the windsurfing event at the 1984 Olympic Games in Los Angeles.

     G. Michael Novelly joined Quokka in August 1998 as our Controller and was promoted to Vice President, Finance and Controller in January 1999. From March 1995 to August 1998, Mr. Novelly served as the Senior Vice President and Chief Financial Officer of PolyGram Television, a division of the publicly traded global music and entertainment group, PolyGram, N.V. During his years at PolyGram, Mr. Novelly oversaw all financial and administrative aspects of the Company's film production, acquisition and worldwide distribution of its library of over 10,000 hours of filmed entertainment programming. Before joining PolyGram Television, Mr. Novelly was employed by KPMG Peat Marwick LLP, an accounting firm, where he provided auditing and consulting services to film production and distribution companies, including Metro-Goldwyn-Mayer Inc, Ticketmaster Corporation and Gramercy Pictures. Mr. Novelly is a CPA and holds a B.S. in Accounting and Finance from the University of Colorado at Boulder.

     Timo Lumme joined Quokka in October 1999 as Assistant General Manager, Europe and was promoted to General Manager, Europe, in January 2000. Prior to joining us, Mr. Lumme worked for Nike Europe as its Business Affairs Director from November 1996 to April 1997 and as its Europe Sports Marketing Director from April 1997 to October 1999. From June 1994 to October 1996, he served as Vice President, Business Development for the European division of International Management Group, and prior to that, he served in various capacities for IMG from May 1988 to June 1994. In addition, Mr. Lumme served as the Manager, Olympic Marketing for the Organizing Committee of the 1992 Winter Olympic Games in Albertville, France from April 1989 through March 1992. Mr. Lumme holds a degree in Law from King's College, London University.

     Brian J. Terkelsen joined Quokka in June 1998 as our Vice President, Programming and Production. In January 1993, Mr. Terkelsen co-founded Eco-Challenge Lifestyles, Inc., an adventure racing company, where he served as Chief Operating Officer from that company's inception to January 1998. During that period, Mr. Terkelsen also served as Executive Producer for several adventure racing television productions, including productions for MTV and The Discovery Channel. From May 1985 to June 1992, Mr. Terkelsen was employed as an investment banker for Barclay's Bank and Bankers Trust, Co. Mr. Terkelsen holds a B.S. in Business Administration, Finance from Bryant College.

ITEM 2. PROPERTIES

     Our principal administrative, marketing, production and research and engineering facilities are located in approximately 40,000 square feet of office space in San Francisco, California under a lease that expires in March 2006. We have options to renew this lease for two successive five-year terms. We have entered into two additional office leases in San Francisco, California covering an aggregate of approximately 120,000 square feet at two additional sites to accommodate additional personnel. Approximately 88,000 square feet of this space is not expected to be available until Fall 2000. We also have small sales offices located in Troy, Michigan; La Jolla, California; Schaumburg, Illinois; Bethesda, Maryland and Norwalk, Connecticut for local sales activities. Finally, we have entered into a long-term lease covering approximately 5,000 square feet of office space in London, England that serves as the center for our European operations. We believe that our existing facilities are adequate to meet our current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      FACTORS THAT MAY AFFECT OUR RESULTS

     In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES FOR AT LEAST THE NEXT EIGHT QUARTERS AND MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY OR GENERATE POSITIVE CASH FLOW.

     We expect to incur losses for at least the next eight quarters, largely due to substantial planned increases in marketing expenses and expenses associated with our digital sports entertainment programming. We may be unable to generate sufficient revenues or control operating expenses to achieve or sustain profitability or generate positive cash flow. We adopted our current business model in August 1996 and began generating revenues in connection with this model during the first quarter of 1997. As of December 31, 1999, we had an accumulated deficit of $72.9 million. Our net operating losses were $56.9 million for the year ended 1999, $9.5 million for year ended December 31, 1998 and $4.9 million for year ended December 31, 1997. Cash used in operating activities was $48.3 million for year ended December 31, 1999, $10.9 million for year ended December 31, 1998 and $3.9 million for year ended December 31, 1999.

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

     - acquire and integrate other media and technology companies;

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

OUR QUARTERLY OPERATING RESULTS ARE EXPECTED TO FLUCTUATE AND OUR FAILURE TO MEET EARNINGS ESTIMATES COULD CAUSE OUR STOCK PRICE TO SUFFER.

     Our quarterly operating results have varied in the past, and we expect them to fluctuate in future periods. For example, our revenues for the quarter ended December 31, 1999 were $6.7 million compared to revenues of $766,000 for the quarter ended December 31, 1998 and revenues of $3.0 million for the prior quarter ended

September 30, 1999. These fluctuations depend on a number of factors described below and elsewhere in this "Factors That May Affect Our Results" section of this report, many of which are outside our control. We may be unable to predict our future revenues accurately or adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In particular, because digital entertainment sponsorships have a lengthy sales cycle, it is difficult to predict when new sponsorship agreements will be completed and, consequently, when revenue from new agreements will first be recognized. Any significant shortfall of revenues would have a negative impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors and our stock price could suffer. Our revenues in any quarter depend on the sports programming we offer, the sponsorship arrangements we have in place at that time and finalize during the quarter and, to a lesser extent, the advertising, content syndication and consumer revenue transactions we execute. We expect that our consumer revenues will be higher leading up to and during our major sports programming. It is likely that sponsorship deals will have a long sales cycle and may be unevenly distributed across fiscal quarters. We expect our expenses to increase over time for production and other operational costs. The timing of these expenses, as well as our obligations under existing and future contracts, could fluctuate from quarter to quarter and intensify leading up to and during significant sporting events such as the Olympic Games.

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

WE DEPEND ON A SMALL NUMBER OF SPONSORS, THE LOSS OF WHICH COULD HARM OUR REVENUES.

     To date, we have depended on a limited number of sponsors for a majority of our revenues. In 1999, three sponsors accounted for 65% of our revenues. In 1998, two sponsors accounted for 68% of our revenues. We anticipate that our results of operations will continue to depend, to a significant extent, upon revenues from a small number of digital entertainment sponsors. The loss of one or more sponsors could negatively affect our business. Although we seek to enter into multi-year agreements with sponsors, we cannot guarantee that these sponsors will maintain their association with us. Certain of our sponsors have the right to terminate our agreement with them if they are dissatisfied with our performance, and certain digital entertainment sponsors have the right to terminate our agreements after a specified period of time as set forth in the applicable contract. The termination of any sponsorship agreement could materially affect our sponsorship revenue backlog, and our business and financial results would suffer.

A DISASTER OR MALFUNCTION THAT DISABLES OUR COMPUTER SYSTEMS COULD HARM OUR WEB SITES AND REDUCE THE APPEAL OF OUR PROGRAMMING.

     Substantially all of our communications hardware and computer hardware operations are located in our facilities in San Francisco, California and at Intel in Santa Clara, California and Frontier GlobalCenter in Sunnyvale, California, where our web sites are hosted. Our Olympics web site is hosted by IBM at their facilities located in Redwood City, California, Bethesda, Maryland and Schaumburg, Illinois. Our operations depend on our ability to protect these systems against damage from fire, earthquakes, power loss, telecommunications failures, break-ins and similar events. Additionally, computer viruses, electronic break-ins or other similar disruptive problems could harm our web sites. A disaster or malfunction that disables either our San Francisco production facility or any of our hosting services facilities could cause an interruption in the production and distribution of our programming, limit the quantity or timeliness of updates to our productions or limit the speed at which our audience can access our content. Any of these occurrences could reduce the appeal of our programming. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not have a formally documented disaster recovery plan for major disasters.

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

OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

     We believe that broad recognition and a favorable audience perception of the Quokka brand will be essential to our success. If our brand does not achieve favorable broad recognition, our success will be limited. We intend to build traffic and brand recognition by aggressively marketing the Quokka Sports Network brand as well as the brands of individual sport verticals within our network. We plan to continue to market each of these brands through extensive traditional media campaigns employing advertising on television, printed publications, outdoor signage and radio. We also plan to continue to conduct a simultaneous online advertising campaign and to seek exposure through our co-branded initiatives. During 1999, we spent $7.7 million for advertising. We expect to significantly increase our advertising expenses in future periods as we build the Quokka brands and awareness of our properties in our network. We may lack the resources necessary to accomplish these initiatives. Even if the resources are available, we cannot be certain that our multi-brand enhancement strategy will deliver the brand recognition and favorable audience perception that we seek for any of our brands. If our strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Even if we achieve greater recognition of our brands, competitors with greater resources or a more recognizable brand could reduce our market share of the emerging digital sports entertainment market.

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

     If appropriate opportunities arise, we intend to acquire businesses, technologies, services or products that we believe are strategic for our success. For example, we recently signed an agreement to acquire

ZoneNetworks.com, Inc. We may be unable to complete that transaction if any of the conditions set forth in that agreement, such as the approval of that transaction by ZoneNetworks.com's shareholders, are not met. The digital sports entertainment industry is new, highly competitive and rapidly changing. We believe these industry dynamics could result in a high level of acquisition activity as companies seek to gain competitive advantage. Competitive forces could require us to acquire companies or technology. Our competitive position in the industry could decline if we are unable to acquire businesses or technology that are strategic for our success or if we fail to successfully integrate any acquisitions with our current business. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures, including the allocation of significant management time and company resources that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized.

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

     We depend on various domestic and international third parties for software, systems and delivery of much of our programming. Many of these third parties have limited operating histories, early generation technology and are themselves dependent on reliable delivery from others. Any delays or malfunctions in the distribution of our content would limit our ability to deliver our programming. We also depend on IBM, Intel and Frontier GlobalCenter, each of which hosts some of our web sites. From time to time, service of our servers at the Frontier GlobalCenter hosting facility has been temporarily disabled or has malfunctioned, and access to our web sites was limited or eliminated. Our history with the IBM and Intel facilities is very short and we cannot be certain that similar problems will be avoided at these other facilities.

     Our plans to generate multiple revenue streams also depend on third parties. In particular, we depend on encryption technology provided by others to enable secure consumer revenue transactions. In addition, our ability to obtain sponsorship and advertising interest will depend on whether third parties we hire can generate meaningful and accurate data to measure the demographics of our audience and the delivery of advertisements on our web sites. Companies may choose not to advertise on our web sites or may pay less if they do not perceive these measurements made by third parties to be reliable. Also, our ability to generate content syndication revenue depends on whether other media companies value our content and are willing to pay for that content.

OUR LIMITED EXPERIENCE DEVELOPING AND COORDINATING A COMPREHENSIVE PROGRAMMING SCHEDULE COULD RESULT IN DELAYS OR SETBACKS THAT REDUCE THE APPEAL OF OUR WEB SITES.

     We have limited experience developing and coordinating a comprehensive programming schedule and may experience delays or setbacks that reduce the appeal of our web sites. The programming we have developed in the past required significantly fewer resources and technical skills than the major sports programming we are scheduled to produce, including the Olympic Games. Our programming may not keep pace with technological developments, evolving industry standards or competing programming alternatives. We have only recently begun to develop multiple large-scale programming events simultaneously and may lack the financial and technical resources to develop effectively content for multiple simultaneous sporting events. Even if the resources are available, we may be unable to coordinate a comprehensive programming schedule. To be successful, we will need to staff and operate 24-hour production facilities that are capable of collecting, repackaging and distributing digital coverage to a global audience.

OUR SPONSORSHIP MODEL IS UNPROVEN AND OUR REVENUES AND RESULTS OF OPERATIONS WILL SUFFER IF WE ARE UNABLE TO MAINTAIN OUR EXISTING SPONSORS AND SECURE ADDITIONAL SPONSORSHIPS.

     Our revenues and results of operations will suffer if we are unable to maintain our existing sponsors and secure additional sponsors. Our revenue model is primarily based on securing long-term digital entertainment sponsorships that provide each sponsor with the right to be named as the exclusive sponsor of our network within a particular industry category. We have limited experience with this sponsorship model. Prospective sponsors may not be interested in entering into these digital entertainment sponsorships at the rates we set, if at all.

     Additionally, our sponsorship agreements typically require the delivery of a specified number of brand impressions, which refers to the number of times the sponsor's brand appears on a user's screen while the user is connected to our web sites. Our fulfillment of these commitments assumes that we will be able to deliver these brand impressions on sports programming that we acquire or create. Owners of rights to sporting events often have pre-arranged sponsor lists they require us to honor. Pre-existing sponsorship relationships may prevent us from meeting the minimum commitments we have to our exclusive digital entertainment sponsors and other sponsors and advertisers, and could cause us to allocate impressions to our sponsors that were otherwise available for additional revenue generating purposes. These pre-existing sponsorship relationships could also negatively affect our business by limiting our ability to attract new sponsors. We might acquire or create additional programming that would allow us to provide our sponsors with sufficient brand impressions for which we would incur additional expenses.

OUR SPONSORSHIP MODEL COULD PREVENT US FROM ACQUIRING CRITICAL TECHNOLOGY, WHICH COULD AFFECT THE QUALITY OF OUR PROGRAMMING.

     As a significant feature of some of our sponsorships we offer the exclusive right to be the sole sponsor of a sponsorship category, such as computing, database software, web site hosting, digital distribution, consumer electronics or wireless communications. While we expect this exclusivity feature to be central to our marketing strategy for securing and retaining these particular sponsorships, it may bind us to undesirable sponsorship arrangements and limit our ability to acquire technology we may otherwise want or need. Exclusive sponsors acquire multi-year rights to a sponsorship category and sometimes provide us with equipment or technical expertise to enable us to develop and distribute our programming. We are limited in our ability to terminate an existing sponsor relationship if a sponsor fails to provide us with necessary equipment and expertise, or is otherwise less desirable than a prospective sponsor in the same sponsorship category. An existing sponsor also may prevent us from acquiring desirable technology from competitors of the sponsor, which could harm our programming.

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

     Our coverage of sports events, particularly adventure sports, is not limited geographically and is therefore subject to many risks associated with worldwide sports event coverage and other international activities that could prevent or delay our coverage. We have developed, and expect to continue to develop, programming covering sporting events throughout the world and across the oceans. For example, our coverage of yachting races and of adventure sports, such as mountaineering in the Karakoram range in China, expeditions to Mount Everest and treks across deserts in Morocco, require us to traverse international borders. Coverage of these events requires that we deploy production staff to locations throughout the world. Additionally, we expect to maintain offices in several foreign countries, including Great Britain and Australia. As a result, we are subject to numerous risks associated with doing business internationally, including the following:

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

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH.

     We are experiencing a period of significant expansion. We had 284 employees at December 31, 1999, compared to 118 employees at December 31, 1998 and 40 employees at December 31, 1997. This growth is placing, and we expect any further growth to continue to place, a significant strain on our management, operational and financial resources. This will require us to implement additional management information systems and to develop additional operating, administrative, financial and accounting systems and controls. If we are unable to develop these systems and manage our growth effectively, our business will not operate efficiently and our results of operations could be negatively affected.

     Many of our senior management have only recently joined us. Four of our fourteen most senior officers have worked for us for less than one year. These individuals have not previously worked together and are becoming integrated as a management team. Our operations and personnel relations will suffer if our senior management is unable to successfully manage our growth.

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

WE WILL NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS AND COULD RESULT IN ADDITIONAL DILUTION

     We currently anticipate that the net proceeds of our 1999 initial public offering, together with our available funds, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through at least the next 12 months. Thereafter, we will need to raise additional capital. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated opportunities or respond to competitive pressures. We may seek to raise additional capital sooner than the next 12 months to fund unanticipated opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and the securities issued may have rights, preferences and privileges senior to those of our common stock.

DELAYS IN THE ACCESSIBILITY OR GROWTH OF DIGITAL MEDIA NETWORKS COULD ADVERSELY AFFECT OUR PROGRAMMING AND REDUCE THE LEVEL OF TRAFFIC ON OUR WEB SITES.

     Our success will depend on the continued development and growth of digital media networks, including the Internet and broadband networks. Our programming will suffer if the necessary infrastructure, standards or protocols or complementary products, services or facilities for the Internet are not developed in a timely manner. While digital media technologies have been evolving rapidly in recent years, future growth may not continue at comparable rates. As the Internet continues to experience increased numbers of users and increased frequency of use, the Internet infrastructure may be unable to support the demands of a global audience or the requirements of consumers for faster access. The Internet has experienced a variety of outages, hacker attacks and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from the year 2000 problem. These outages and delays could adversely affect the level of Internet usage as well as the level of traffic on our web sites. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to regulation by governments, businesses or other organizations.

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

SALES OF OUR SHARES COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR STOCK, IMPAIR OUR ABILITY TO RAISE CAPITAL THROUGH THE SALE OF ADDITIONAL EQUITY SECURITIES AND RESULT IN FURTHER DILUTION.

     Sales of a substantial number of shares in the public market after our initial public offering could negatively affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Although our 180-day underwriters' lock-up expired in January 2000, some of our stockholders beneficially owning in the aggregate approximately 30.6 million shares of common stock have entered into lock-up agreements with us generally providing that, with certain limited exceptions, the stockholder will not offer, sell, contract to sell grant any option to purchase or otherwise dispose of any shares of common stock held by those stockholders, without our prior written consent until July 21, 2000. Any shares subject to these lock-up agreements may be released at any time by us, with or without notice.

ACCEPTANCE OF PROPERTY OR SERVICES AS PAYMENT MAY PROVIDE LESS WORKING CAPITAL FLEXIBILITY THAN A CASH PAYMENT WOULD PROVIDE.

     We have received property or services, including computer equipment, Internet access, digital cameras and telecommunications equipment and services as payment for some of our sponsorships. While these property and services allow us to develop and distribute our programming content, they do not provide us with the same working capital flexibility that a cash payment would provide. We expect to reduce the amount of property and services accepted as payment in future periods, but may not be successful in doing so.

WE MAY BE SUBJECT TO NEGATIVE PUBLICITY AND LIABILITY FOR ATHLETES OR OUR EMPLOYEES ASSOCIATED WITH OUR EVENTS, WHICH WOULD DISRUPT OUR PROGRAMMING AND REDUCE SPONSORSHIPS AND PARTICIPATION IN FUTURE EVENTS.

     Many of our events, including sailing and mountain climbing, involve significant risks to athletes and our employees that participate in or document the events. Additionally, many of our events take place in regions of the world where there may be increased danger of external threats such as terrorism. We will experience adverse publicity, and may be subject to liability claims by athletes, employees or their relatives, for injuries or deaths that occur as a result of our events. Any incidents like this during our events could disrupt our programming and reduce sponsorships and athlete and employee participation in future events. Liability claims, regardless of merit, could require us to expend significant resources. Additionally, while we obtain insurance coverage with respect to each event based on the risks and exposure we face in that event, our insurance coverage may be inadequate to protect us against any claims.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, AND OUR EFFORTS TO DO SO COULD BE TIME-CONSUMING AND EXPENSIVE AND COULD DIVERT MANAGEMENT ATTENTION FROM EXECUTING OUR BUSINESS STRATEGY.

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of copyright, trademark, service mark, patent and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. While we actively protect and enforce our intellectual property rights, we may be unable to prevent others from misappropriating our technology and may be subject to claims of infringement by others. The enforcement of our intellectual property rights could be time-consuming, result in costly litigation and the diversion of technical and management personnel. We have entered into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with which we conduct significant business to limit access to and disclosure of our proprietary information. These contractual arrangements and the other measures taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. In addition, we may need to engage in litigation to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management and other resources.

     We pursue the registration of our trademarks and service marks in the United States and internationally. We have also filed four patent applications in the United States Patent and Trademark Office. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our programming is accessible online. We have licensed in the past, and expect to license in the future, some of our proprietary rights, including trademarks or copyrighted material, to third parties. These licensees may take actions that might adversely affect the value of our proprietary rights or reputation. We also rely on off-the-shelf technologies that we license from third parties. "Off-the-shelf" technology refers to generally commercially available software that is not customized for a particular user. These third-party licenses may not continue to be available to us on commercially reasonable terms or at all. The inability to use licensed technology important to our business could require us to obtain substitute technology of lower quality or performance standards or at greater cost. In the future, we may seek to license additional technology or content to enhance our current programming or to introduce new content. We cannot be certain that any such licenses will be available on commercially reasonable terms or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in providing our programming until equivalent technology, if available, is identified, licensed and integrated.

     Because we license some data and content from third parties, we must rely upon these third parties for information as to the origin and ownership of the licensed content and our exposure to copyright infringement actions may increase. We generally obtain representations as to the origins and ownership of licensed content and obtain indemnification to cover any breach of any representations. However, we cannot be certain that these representations are accurate or that any indemnification amounts will be sufficient to provide adequate compensation for any breach of representations.

     We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Our ability to execute on our business strategy will suffer if a successful claim of infringement is brought against us and we are unable to introduce new content or trademarks, develop non-infringing technology or license the infringed or similar technology on a timely basis.

REVENUES FROM SUBSCRIPTION SERVICES MAY FAIL TO DEVELOP, WHICH WOULD HARM OUR RESULTS OF OPERATIONS.

     While we intend to generate revenues through subscription services that provide access to premium content and pay-per-view events, we have no experience in doing so and our failure to generate revenues from these sources would harm our results of operations. While subscription services are a viable business alternative to cover sporting events on television, subscription services for our programming may not develop for a variety of reasons. These include:

     - our failure to develop and implement a successful strategy for subscription services;

     - delays in the development of broadband systems that enable increased bandwidth for content and provide faster access for consumers;

     - consumers' unwillingness to pay for the programming offered through subscription services;

     - prohibitive costs of producing higher quality programming for subscription services; and

     - security concerns in transmitting payment information for the subscription services.

CHANGES IN REGULATION OF THE INTERNET COULD LIMIT OUR BUSINESS PROSPECTS. OUR INTERNET ACTIVITIES MAY BECOME SUBJECT TO ADDITIONAL TAXES, WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

     We are subject to the same federal, state and local laws as other businesses on the Internet. Today there are relatively few laws directed towards online services. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services. Changes in regulation of the Internet could affect our results of operations. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the recently passed Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are therefore uncertain.

     Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. While we do not sell information about users on our sites, we have historically collected demographic data about our users to assist us in marketing our sponsorship arrangements. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could directly affect the way we do business or could create uncertainty in the marketplace.

     In addition to government regulation of the Internet, businesses and other organizations may restrict access to the Internet at work. Many users access the Internet through computer terminals at work, either because they do not have access at home or because the networks at work provide faster and more reliable access. Access at work may increase if employers upgrade their technology more quickly than individual consumers in response to the development of broadband solutions. In response to Internet use by employees or consultants at work, employers may impose regulations limiting or eliminating Internet or broadband access on their equipment. To the extent that many of our users access our web sites at work, our audience could diminish if businesses and other organizations restrict Internet access at work.

WE HAVE LIMITED EXPERIENCE GENERATING CONSUMER REVENUES FROM THE SALE OF PRODUCTS AND SERVICES, AND WE MAY NOT BE ABLE TO DO SO IF WE ARE UNABLE TO DEVELOP AND IMPLEMENT A SUCCESSFUL STRATEGY, DEVELOP A SUCCESSFUL LINE OF PRODUCT MERCHANDISE, OVERCOME INTERNET SECURITY CONCERNS OR RESPOND TO COMPETITIVE PRICING.

     A key component of our business model includes selling products associated with our sports entertainment programming. We have only recently begun generating revenues from the sale of products and services. If we are unable to develop and implement a successful strategy, develop a successful line of product merchandise that appeals to a broad audience, overcome Internet security concerns or respond to competitive pricing, we may be unable to generate consumer revenues.

     The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any compromise of security could deter people from using the Internet and our web sites to conduct transactions that involve transmitting confidential information. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Even if we are able to overcome Internet security concerns, individuals may not buy our products, resulting in revenues from consumer that fall short of the cost of our strategy. Many Internet companies engaged in electronic commerce are losing money. Additionally, many of our current and potential competitors may have significantly greater resources and more favorable cost structures than we do and may be able to price comparable products at levels we are unable to match without incurring unacceptable operating losses.

PROBLEMS RELATED TO THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS. WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT, AND OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT US FROM THIS LIABILITY.

     Although we have experienced no significant problems in the year 2000 with our products and internal systems being year 2000 compliant, we could experience problems in the future and we utilize third-party equipment and software that may not be compliant. If any third-party equipment or software is not Year 2000 compliant, we may have to incur unanticipated expenses to remedy any problems.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  Price Range of Common Stock

     Our common stock has been traded on the Nasdaq National Market under the symbol QKKA since our initial public offering on July 28, 1999. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

                   1999                      HIGH       LOW
                   ----                      ----       ---
Third quarter.............................  $15.875    $6.000
Fourth quarter............................  $18.750    $6.750

     The closing sale price of our common stock as reported on the Nasdaq National Market on March 13, 2000 was $12.94 per share. As of that date, there were 161 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

     The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to Quokka, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

  Dividend Policy

     We have never declared or paid any cash dividends on our capital stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

  Use of Proceeds

     On July 28, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-76981) was declared effective by the Securities and Exchange Commission, pursuant to which 5,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $60.0 million. The managing underwriters were Merrill Lynch & Co., Lehman Brothers and BancBoston Robertson Stephens. After deducting approximately $4.2 million in underwriting discounts and $1.3 million in other related expenses, the net proceeds of the offering were approximately $54.5 million. As of December 31, 1999, we had used $5.5 million of the net proceeds of the offering for our capital contributions to NBC/Quokka Ventures, LLC and CART Digital Media Enterprises, LLC, $1.1 million in payments for our programming and distribution rights, $368,000 for repayments of indebtedness and $11.6 for general corporate purposes. The remaining $35.9 million has been invested in investment grade, interest bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

  Selected Consolidated Financial Data

     The following selected consolidated financial data for the five years ended December 31, 1999, have been derived from our consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto.

                                                         YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                          1995          1996         1997        1998        1999
                                       -----------   -----------   ---------   ---------   ---------
                                       (UNAUDITED)   (UNAUDITED)   (AUDITED)   (AUDITED)   (AUDITED)
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues.............................    $   82        $    39      $ 4,000     $ 8,635    $ 13,070
Cost of revenues:
  Production and other...............        21            611        5,130       7,780      20,070
  Amortization of acquired rights....                                    --          --       3,441
                                         ------        -------      -------     -------    --------
          Total cost of revenues.....        21            611        5,130       7,780      23,511
                                         ------        -------      -------     -------    --------
          Gross profit(loss).........        61           (572)      (1,130)        856     (10,441)
Operating expenses:
  Research and engineering...........        18            423        1,030       4,480      13,094
  Sales and marketing................         5             53          816       2,519      19,525
  General and administration.........        56            508        1,827       3,184      11,069
  Depreciation.......................        --             --           68         530       4,217
                                         ------        -------      -------     -------    --------
          Total operating expenses...        79            984        3,741      10,714      47,906
                                         ------        -------      -------     -------    --------
Losses of associated venture.........                                    --          --       2,176
Minority interest in net loss on
  consolidated sub...................                                    --          --      (1,936)
Other income/(expense)...............        12             (4)         (71)        320       1,702
                                         ------        -------      -------     -------    --------
          Net loss...................    $   (6)       $(1,560)     $(4,942)    $(9,538)   $(56,884)
                                         ======        =======      =======     =======    ========
Basic and diluted loss per share.....    $(0.00)       $ (0.41)     $ (0.73)    $ (0.99)   $  (1.45)
Shares used in computation of basic
  and diluted net loss per share.....     3,800          3,800        6,792       9,656      39,366

                                                              AT DECEMBER 31,
                                       -------------------------------------------------------------
                                          1995          1996         1997        1998        1999
                                       -----------   -----------   ---------   ---------   ---------
                                       (UNAUDITED)   (UNAUDITED)   (AUDITED)   (AUDITED)   (AUDITED)
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.........................     $ --         $    65      $ 4,027    $ 23,994    $ 68,757
Working capital......................       (8)         (1,566)       1,444      23,218      72,560
Total assets.........................       --             113        4,651      28,212      99,880
Debt and leases, long-term portion...       --              --           83         501      11,493
Accumulated deficit..................       (8)         (1,566)      (6,508)    (16,046)    (72,930)
Total stockholders' equity...........       (8)         (1,566)       1,663      25,453      72,258

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Report.

OVERVIEW

     Quokka Sports is a leading provider of sports entertainment for the digital world.

     We use the power of emerging digital media to bring sports enthusiasts closer to their favorite sports. We leverage our digital technology to offer live event coverage, race viewers, news and information, audio and text dispatches from athletes, games, community forums and content created by fans, as well as opportunities for the fan to purchase premium content, products and services in order to provide our audience a complete sports experience. The Quokka Sports Network is designed to appeal to a global audience. We currently cover motor racing, sailing, adventure and key Olympic summer sports, such as track and field, swimming and gymnastics. The Quokka Sports Network also includes coverage of some of the world's largest sporting events like the biennial Olympic Games, the America's Cup yacht match, Fed Ex Championship Auto Racing (CART) Series and the Moto Grand Prix championship as a result of our relationships with our strategic partners like NBC Olympics, Inc., CART, Dorna Promocion del Deporte, S.A., National Geographic and The North Face.

     We generate revenue from three sets of customers: from business customers through sales of sponsorships and advertising; from media companies through revenue from content syndication; and from consumers through sales of premium content, sports memorabilia, officially-licensed merchandise and other products and services. We currently derive the majority of our revenues from the sale of sponsorship and advertising packages to corporations. In the past, we have accepted property and services that we use in our business as payment for sponsorships, including Internet access, computer equipment, digital cameras, hosting services, and telecommunications equipment and services. Property and services received as payment are valued at fair market value based on the amounts normally charged to third parties for similar property and services. We intend to reduce the proportion of property and services accepted for payment in future periods, although we may not be successful in this regard.

     Prior to 1999, our sponsorships were primarily short-term and associated with two individual events, the Whitbread Race and Around Alone race. Our sponsors for these events typically paid a fee for an exclusive sponsorship category. We recognized these fees as revenue ratably over the duration of the event based upon the actual number of impressions generated to date as compared to an estimated total number of impressions for the entire event. Some sponsors required that we guarantee a minimum number of impressions over the term of the event. In these instances, we deferred a portion of the sponsorship revenues until the minimum number of impressions was achieved. We also deferred a portion of the revenues until other contractual obligations were satisfied and collection of the related receivable was probable.

     In 1999, we began to configure some of our sponsorships as multi-year, multi-event and multi-benefit sponsorships. These broader, long-term sponsorships, which we call digital entertainment sponsorships, may include a variety of benefits such as category exclusivity, embedded product placement in our programming, traditional sports sponsorship benefits and sales and marketing assistance. We plan to sell digital entertainment sponsorships to technology and communications companies. In addition, we plan to sell shorter-term, more narrowly focused sponsorships and advertising packages, depending upon the needs and demands of our corporate customers. Our sponsorship agreements provide for periodic sponsorship fees that we recognize ratably as revenues over the corresponding period during the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Because digital entertainment sponsorships relate to our network of events rather than a single event, we do not track the profitability of each event. However, we do track production costs by event as well as the visitors to our coverage of each event.

     As a direct result of having only a small number of live programs at any time, revenues from sponsorships, advertising and consumer revenues have varied on both a quarterly and annual basis during our short operating history. Revenues may fluctuate from period to period in the future depending upon our ability to attract and retain sponsors and advertisers, the number of live events that are being produced and distributed simultaneously during any one period, our ability to maintain a continuous programming calendar, our ability to attract a worldwide audience for our sporting events, our ability to acquire long-term digital and other intellectual property rights to global sporting events, our ability to develop and produce sports programming that will attract a global audience, our ability to acquire and integrate other companies, our ability to select and offer the right merchandise and services for our audience to buy, and our ability to obtain or create content that is valuable to other media companies.

     We also generate revenues by providing studio services that could lead to digital sports entertainment programming and long-term sponsorship opportunities. These revenues are recognized in the period the service is provided. We intend to continue to offer studio services; however, we expect studio services to decline substantially as a percentage of overall revenues in future periods and ultimately we may chose to discontinue offering these services.

     We have incurred significant net losses and negative cash flows from operations, and as of December 31, 1999, we had an accumulated deficit of $72.9 million. This accumulated deficit resulted from the production costs of our network programming, the costs of developing new and enhancing existing tools and techniques that enhance our Quokka Sports Platform technology, the costs of expanding our sales and business development efforts and other costs related to ongoing research and design. Due to the planned expansion of the Quokka Sports Network, we expect to incur significant operating losses for the foreseeable future. We may never achieve significant revenues or profitability; or if we achieve significant revenues, they may not be sustained.

     As of December 31, 1999 we had 284 employees compared to 118 at December 31, 1998.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  Revenues

     Revenues increased to $13.1 million in 1999 from $8.6 million in 1998 and $4.0 million in 1997. In 1999, we recognized revenues for the first time from our multi-year, multi-event and multi-benefit digital entertainment sponsorships, other sponsorships and advertising, content distribution, consumer revenues and other. Revenues increased from 1998 to 1999 primarily as a result of sponsorship sales totaling $11.7 million during 1999 as compared to sponsorship sales of $7.0 million in 1998. The increase in revenues from 1998 to 1997 is primarily attributable to a $4.3 million increase in sponsorship revenues.

  Production Costs

     Production costs increased to $20.1 million in 1999 from $7.8 million in 1998 and $5.1 million in 1997. Production costs include costs of personnel and consultants, computer hardware and software, travel, satellite transmission costs, field gear, cameras, satellite phones, event marketing and an allocation of general and administrative expenses. The $12.3 million increase in production costs from 1998 to 1999 is due to increased programming of our sports coverage of CART FedEx Championship Series and the FIM Racing World Championship Grand Prix motorcycle races, America's Cup and Challenger Series yacht races, BT Global Challenge, the World Track and Field Championships in Seville, Spain, the U.S. Gymnastics Championships in Sacramento, California and the General Motors Detroit Auto Show. Also included in 1999 production costs are costs associated with producing www.quokka.com, which was launched in March 1999. The $2.7 million increase from 1997 to 1998 is attributable to an increase in the number of programming events from September 1997 when we launched our first digital sports entertainment program, the Whitbread Race.

  Amortization of Acquiring Programming and Distribution Rights

     Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight-line basis. Total amortization of acquired programming and distribution rights were $3.4 million for 1999. No such amortization costs were incurred during the comparable 1998 or 1997 periods. Amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games and the exclusive worldwide interactive media rights to FIM Road Racing World Championship Grand Prix and for the America's Cup 2000 Yacht Race. Acquired distribution rights represent licensing fees paid for the rights to distribute our programming on Excite@Home and Terra Networks.

  Research and Engineering

     Research and engineering expenses increased to $13.1 million in 1999 from $4.5 million in 1998 and $1.0 million in 1997. The increases represents the costs of additional personnel, costs associated with network operations and expenses incurred to improve and develop our Quokka Sports Platform and broadband applications. Included in research and engineering expensed during 1999 is $1.2 million in non-cash compensation expenses related to the issuance of 153,846 warrants to purchase common stock that were issued in connection with certain broadband research initiatives. Research and engineering costs are expensed as incurred.

  Sales and Marketing

     Sales and marketing expenses increased to $19.5 million in 1999 from $2.5 million in 1998 and $816,000 in 1997. Sales and marketing expenses include personnel costs, consultants, sales sponsorships and advertising. During 1999, we spent $7.7 million for advertising related to our marketing campaign, which was designed to create brand recognition and drive internet traffic to www.quokka.com. Expenses also increased as a result of increases in the number of sales and marketing personnel. During 1998, we spent $554,000 for advertising and $320,000 in 1997. We may significantly increase our advertising expenses in future periods as we build the Quokka brand and awareness of our programming.

  General and Administrative

     General and administrative expenses increased to $11.1 million in 1999 from $3.2 million in 1998 and $1.8 million in 1997. General and administrative expenses include personnel associated with general management, business and legal affairs, finance and accounting, facilities and human resources. The increase in general and administrative expenses is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure.

  Depreciation and Amortization

     Depreciation and amortization expenses increased to $4.2 million in 1999 from $530,000 in 1998 and $68,000 in 1997. Depreciation and amortization expenses consist of depreciation of computers, telecommunications equipment, software, and furniture and fixtures associated with our operational infrastructure. Amortization expense relates to leasehold improvements of our facilities in San Francisco. The increase in depreciation and amortization expenses is primarily due to increased purchases of equipment and amortization of leasehold improvements in our expanded facilities.

LOSSES OF ASSOCIATED VENTURE

     We incurred net losses of $2.2 million in CART Digital Media Enterprises, LLC, our joint venture with Forsythe Racing, Inc. for the year ended December 31, 1999. We have accounted for our 50% interest in this joint venture under the equity method of accounting since the inception of the venture in January 1999. Expenses incurred during the period related primarily to production expenses for CART programming. In December 1999, we dissolved our joint venture with Forsythe. As a result, we own 100% of CDME.

  Minority Interest in Net Loss of Consolidated Subsidiary

     During the March 1999 quarter, we formed NBC/Quokka Ventures, LLC, a joint venture with NBC Olympics, Inc. to provide interactive digital coverage of the Olympic Games and related pre-games events. In connection with this venture, NBC has contributed, among other things, certain programming and content in exchange for a 49% minority interest. The fair market value of this content is being amortized over the initial term of the venture agreement from inception in February 1999 through October 2004 on a straight-line basis. For 1999, minority interest expense of $1.9 million represents the minority interest's share of net losses for the period.

  Interest Income and Expense, Net

     Net interest income was $1.7 million in 1999 and $320,000 in 1998. Net interest expense was $71,000 in 1997. The increase from 1999 to 1998 was primarily due to a higher investment balance throughout 1999 due to the issuance of preferred stock and our initial public offering. Interest income in 1999 was partially offset by increased interest expense due to borrowings under a line of credit. Interest income recorded during these periods includes interest income earned on cash and cash equivalents.

  Net Losses

     Based upon the foregoing information, we had net losses of $56.9 million for the year ended December 31, 1999, $9.6 million for the year ended December 31, 1998 and $4.9 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since August 1996, we have financed our operations primarily through public and private sales of our equity securities. On August 2, 1999, we completed our initial public offering of common stock. Net proceeds to Quokka from that offering were approximately $54.5 million, net of underwriters' discounts and offering expenses. Total net proceeds from sales of our equity securities since August 1996 were $137.2 million through December 31, 1999.

     At December 31, 1999, we had $68.8 million in cash and cash equivalents and marketable securities. Restricted cash associated with three office leases and the employee stock purchase plan and certain cash funding requirements per the NBC/Quokka Ventures, LLC operating agreement aggregated $7.2 million at December 31, 1999. Net cash used in operating activities was $48.3 million for the year ended December 31, 1999 and $10.9 million for the year ended December 31, 1998. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items including compensation expense related to the issuance of warrants and options to attract key vendors and business partners. Non-cash charges relating to the issuance of these warrants and options were $1.4 million for the year ended December 31, 1999 and $450,000 for the year ended December 31, 1998. Non-cash charges relating to depreciation expense were $4.2 million for the year ended December 31, 1999 and $530,000 for the year ended December 31, 1998. Non-cash charges relating to the amortization of programming and distribution rights were $3.4 million for the year ended December 31, 1999 with no comparable charges for the year ended December 31, 1998.

     Net cash used in investing activities was $74.2 million for the year ended December 31, 1999 and $2.7 for the year ended December 31, 1998. Net cash used in investing activities resulted primarily from $64.9 million in investments in short-term marketable securities from the proceeds from our initial public offering and purchases of $9.3 million in equipment and leasehold improvements in our expanded facilities.

     Net cash provided by financing activities was $102.4 million for the year ended December 31, 1999 and $33.6 million for the year ended December 31, 1998. Net cash provided by financing activities for these periods included the issuance of preferred stock and common stock related to our private financing activity and our initial public offering.

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

     We have completed a three-phase process of identifying both information technology and non-information technology systems that are not year 2000 compliant, determining their significance to operations, and developing plans to resolve issues where necessary. We have not incurred material costs to date in this process and we do not believe that the cost of additional actions will have a material effect on our operations. We presently believe that, based on this review, our internal programs and systems are year 2000 compliant in all material respects.

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

     We use third-party equipment, software and content, including non-information technology systems such as security systems, building equipment and non-IT systems embedded microcontrollers that may not be year 2000 compliant. We have communicated with all of our hardware and software developers, suppliers and other third parties to determine whether these third parties are adequately addressing the year 2000 issue and whether any of their non-IT systems have material year 2000 compliance problems. Based on the written representations of these third parties, we believe that the third-party hardware and software that we use is compliant or is expected to be compliant prior to the year 2000. Failure of third-party equipment, software or content to operate properly with regard to the year 2000 and thereafter could cause us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations and financial condition.

     To date, we have not experienced, nor do we anticipate any material problems related to year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We do not currently use, nor has we historically used, derivative financial instruments to manage or reduce market risk. We mitigate default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of December 31, 1999, we had $3.9 million and $64.9 million of cash and cash equivalents and marketable securities, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Our Proxy Statement for our 2000 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to our executive officers, which is included in "Item 1.
Business -- Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

     1. Consolidated Financial Statements:

        The financial statements which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1, which immediately precedes such document.

(b) FINANCIAL STATEMENT SCHEDULES:

    Financial Statements Schedules have not been included inasmuch as the information required to be included has been adequately included in the underlying financial statements.

(c) REPORTS ON FORM 8-K

    None

(d) EXHIBITS

EXHIBIT
 NUMBER                           EXHIBIT TITLE
--------                          -------------
03.01**    Amended and Restated Certificate of Incorporation.
03.02*     Amended and Restated Bylaws.
04.01*     Form of Specimen Stock Certificate.
04.02*     Amended and Restated Investors' Rights Agreement, dated May
           27, 1999, among Quokka and certain investors named therein.
10.01*     Form of Indemnity Agreement entered into by Quokka with each of its directors and certain executive officers.
10.02*     1999 Non-Employee Directors' Stock Option Plan.
10.03*     Form of Nonstatutory Stock Option Agreement under the 1999
           Non-Employee Directors' Stock Option Plan.
10.04*     1999 Employee Stock Purchase Plan.
10.05*     Form of 1999 Employee Stock Purchase Plan Offering.
10.06*     Key Employee Agreement, dated March 25, 1999, between Alvaro
           Saralegui and Quokka.
10.07*     Subordinated Loan and Security Agreement, dated February 12,
           1999, between Quokka and Comdisco, Inc.
10.08*     Office Lease, dated February 18, 1999, between Tiffany M.
           Gin and Stanton Lowe dba Spear Street Sapphire and Quokka.
10.09+*    Master Venture Agreement, dated February 9, 1999, by and
           among Quokka, NBC Olympics, Inc. and NBC/Quokka Ventures,
           LLC.
10.10+*    Agreement, dated January 1, 1999, between Championship Auto
           Racing Teams, Inc. and CART Digital Media Enterprises, LLC.

EXHIBIT
 NUMBER                           EXHIBIT TITLE
--------                          -------------
10.11+*    Operating Agreement of NBC/Quokka Ventures, LLC, dated
           February 9, 1999, between Quokka and NBC Olympics, Inc., as amended.
10.12+*    Digital Entertainment Partnership Agreement, dated January
           1, 1999, between Quokka and Compaq Computer Corporation.
10.13*     Lease, dated April 23, 1999, between Quokka and 1301 Evans
           Street Associates, LLC.
10.14*     Office Lease Agreement, dated May 27, 1999, between Quokka and EOP-Mission Street, L.L.C.
10.15*     Lease, dated July 16, 1999, between SKS Brannan Associates,
           LLC and Quokka.
10.16+**   Memorandum of Agreement dated September 15, 1999 between
           Quokka and Intel Corporation.
16.01*     Letter from KPMG LLP regarding change in certifying
           accountant.
21.01      List of Subsidiaries.
23.01*     Consent of Cooley Godward LLP.
23.02*     Consent of PricewaterhouseCoopers LLP, independent
           accountants.
24.01*     Power of Attorney (reference is made to page 41).
27.1       Financial Data Schedule.

---------------
 * Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-76981) filed in connection with the Company's initial public offering.

** Previously filed as an Exhibit to the Company's Report on Form 10-Q filed on November 15, 1999 (File No. 000-26311).

 + Confidential treatment has been granted as to portions of this Exhibit. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Quokka Sports, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 28th day of March, 2000.

                                          QUOKKA SPORTS, INC.

                                          By:        /s/ LES SCHMIDT
                                            ------------------------------------
                                                        Les Schmidt
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                          Secretary

                               POWER OF ATTORNEY

     Each individual whose signature appears below constitutes and appoints Alan Ramadan and Les Schmidt, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----

                 /s/ ALAN S. RAMADAN                     President, Chief Executive    March 28, 2000
-----------------------------------------------------       Officer and Director
                   Alan S. Ramadan                     (Principal Executive Officer)

                   /s/ LES SCHMIDT                       Executive Vice President,     March 28, 2000
-----------------------------------------------------   Chief Financial Officer and
                     Les Schmidt                       Secretary (Principal Financial
                                                          and Accounting Officer)

               /s/ RICHARD H. WILLIAMS                   Director (Chairman of the     March 28, 2000
-----------------------------------------------------       Board of Directors)
                 Richard H. Williams

               /s/ JOHN BERTRAND A.M.                  Director (Vice-Chairman of the  March 28, 2000
-----------------------------------------------------       Board of Directors)
                 John Bertrand A.M.

                /s/ WALTER W. BREGMAN                             Director             March 28, 2000
-----------------------------------------------------
                  Walter W. Bregman

                   /s/ ROEL PIEPER                                Director             March 28, 2000
-----------------------------------------------------
                     Roel Pieper

              /s/ JAMES G. SHENNAN, JR.                           Director             March 28, 2000
-----------------------------------------------------
                James G. Shennan, Jr.

                /s/ BARRY M. WEINMAN                              Director             March 28, 2000
-----------------------------------------------------
                  Barry M. Weinman

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Quokka Sports, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Quokka Sports, Inc. and its subsidiaries, at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 19, 2000

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $  3,855   $ 23,994
  Investments in marketable securities......................    64,902         --
  Accounts receivable, net..................................     6,067      1,151
  Acquired programming and distribution rights..............    12,042         --
  Prepaid and other expenses................................     1,823        331
                                                              --------   --------
     Total current assets...................................    88,689     25,476
Property and equipment, net.................................    10,551      2,736
Other assets................................................       640         --
                                                              --------   --------
          Total assets......................................  $ 99,880   $ 28,212
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $  2,427   $    289
  Accrued expenses..........................................     3,797      1,199
  Current portion of long-term debt and capitalized lease
     obligations............................................     6,041        290
  Deferred revenues.........................................     3,864        480
                                                              --------   --------
     Total current liabilities..............................    16,129      2,258
                                                              --------   --------
Long term debt and capitalized lease obligations, net of
  current portion...........................................    11,493        501
Stockholders' equity
Preferred stock, $0.0001 par value; authorized: 10,000,000
  at December 31, 1999; issued and outstanding at December
  31, 1999, authorized: 26,700,000 at December 31, 1999;
  issued and outstanding 23,736,016 at December 31, 1998....        --          2
Common stock, voting, $0.0001 par value; authorized
  120,000,000 at December 31, 1999 and 45,400,0000 at
  December 31, 1998; issued and outstanding: 44,041,376 at
  December 31, 1999 and 9,400,365 at December 31, 1998 and
  non-voting, $0.0001 par value; authorized: 300,000 at
  December 31, 1999 and 1998; issued and outstanding:
  300,000 at December 31, 1999 and 1998.....................         4          1
Additional paid-in capital..................................   137,460     41,019
Warrants and other..........................................     7,831        477
Treasury stock, at cost 23,244 and 0 shares, respectively,
  at December 31, 1999 and 1998.............................      (107)        --
Accumulated deficit.........................................   (72,930)   (16,046)
                                                              --------   --------
     Total stockholders' equity.............................    72,258     25,453
                                                              --------   --------
          Total liabilities and stockholders' equity........  $ 99,880   $ 28,212
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Revenues....................................................  $ 13,070    $ 8,635    $ 4,000
Cost of revenues
  Production and other costs................................    20,070      7,780      5,130
  Amortization of programming and distribution rights.......     3,441         --         --
                                                              --------    -------    -------
          Total cost of revenues............................    23,511      7,780      5,130
                                                              --------    -------    -------
       Gross profit/(loss)..................................   (10,441)       855     (1,130)
Operating expenses
  Research and engineering..................................    13,094      4,480      1,030
  Sales and marketing.......................................    19,525      2,519        816
  General and administrative................................    11,069      3,184      1,827
  Depreciation..............................................     4,217        530         68
                                                              --------    -------    -------
          Total operating expenses..........................    47,905     10,713      3,741
                                                              --------    -------    -------
       Loss from operations.................................   (58,346)    (9,858)    (4,871)
Losses of associated venture................................     2,176         --         --
Minority interest in net loss of consolidated subsidiary....    (1,936)        --         --
Interest income/(expense), net..............................     1,702        320        (71)
                                                              --------    -------    -------
       Net loss.............................................  $(56,884)   $(9,538)   $(4,942)
                                                              ========    =======    =======
Net loss per share:
  Basic and diluted.........................................  $  (1.45)   $  (.99)   $  (.73)
  Weighted average shares outstanding -- basic and
     diluted................................................    39,366      9,656      6,792
                                                              ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            SERIES A           SERIES B          SERIES C          SERIES D
                                           CONVERTIBLE       CONVERTIBLE        CONVERTIBLE       CONVERTIBLE         VOTING
                                         PREFERRED STOCK   PREFERRED STOCK    PREFERRED STOCK   PREFERRED STOCK    COMMON STOCK
                                         ---------------   ----------------   ---------------   ---------------   ---------------
                                         SHARES   AMOUNT   SHARES    AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                         ------   ------   -------   ------   ------   ------   ------   ------   ------   ------
Balance, January 1, 1997...............      --     --          --     --         --     --         --     --      3,800    $380
Issuance of common stock to founder for
  cash net of issuance costs...........
Issuance of common stock to founder for
  cash net of issuance costs of
  $31,000..............................                                                                            1,900       0
Issuance of common stock for cash at
  $.50 per share of issuance costs of
  $18,000..............................                                                                            3,652       0
Issuance of warrants in connection with
  promissory notes.....................
Issuance of Series A Preferred Stock
  for cash of $0.68 per share, net of
  issuance costs of $18,000............   7,721    $ 1
Net loss...............................
                                         ------    ---     -------    ---     ------    ---     ------    ---     ------    ----
Balance, December 31, 1997.............   7,721    $ 1                                                             9,352    $  1
Issuance of Series B Preferred Stock
  for cash of $1.50 per share, net of
  issuance costs of $76,000............                     10,737    $ 1
Issuance of warrants...................
Issuance of options for services
  rendered.............................
Exercise of voting common stock options
  to employees for cash of $0.50 per
  share................................                                                                               49       0
Issuance of Series C Preferred stock
  for cash of $3.25 per share, net of
  issuance costs of $36,000............                                        4,939    $ 0
Issuance of warrants under joint
  development agreement................
Exercise of warrants...................     146      0         170      0         24      0
                                         ------    ---     -------    ---     ------    ---     ------    ---     ------    ----
Balance as of December 31, 1998........   7,866      1      10,907      1      4,963      0         --     --      9,400       1
Exercise of voting common stock options
  to employees for cash of $0.50 per
  share................................                                                                              600       0
Exercise of voting common stock
  warrants at $.50 per share...........                                                                              163       0
Purchase of Treasury Stock.............
Issuance of common stock for services
  rendered.............................                                                                                3      --
Issuance of warrants for
  Subordinated-Debt agreement..........
Issuance of warrants for CART Rights
  agreement............................
Issuance of warrants for Media One
  Broadband agreement..................
Issuance of warrants for Excite
  agreement............................
Issuance of warrants for NBC joint
  venture agreement....................
Issuance of options for services
  rendered.............................
Issuance of Series D Preferred Stock at
  $9.00 per share less issuance costs
  of $790,000..........................                                                          4,520    $ 0
Exercise of warrants...................     100      0         148      0         48      0
Initial Public Offering net of issuance
  costs of $5,561,000..................                                                                            5,000       1
Conversion of Preferred Stock to Common
  Stock................................  (7,966)    (1)    (11,055)    (1)    (5,011)    (1)    (4,520)    (0)    28,552       3
Cumulative Translation Adjustment......
Unrealized gain/(loss) on
  available-for-sale securities........
Net Loss...............................
                                         ------    ---     -------    ---     ------    ---     ------    ---     ------    ----
Balance as of December 31, 1999........      --    $--          --    $--         --    $--         --    $--     43,718    $  4
                                         ======    ===     =======    ===     ======    ===     ======    ===     ======    ====

  The accompanying notes are an integral part of these consolidated financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        NON-VOTING         TREASURY
                                       COMMON STOCK          STOCK        ADDITIONAL                                  TOTAL
                                      ---------------   ---------------    PAID-IN     WARRANTS    ACCUMULATED    STOCKHOLDERS'
                                      SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     AND OTHER     DEFICIT     EQUITY/(DEFICIT)
                                      ------   ------   ------   ------   ----------   ---------   -----------   ----------------
Balance, January 1, 1997............    --       --                              --         --      $ (1,566)        $(1,566)
Issuance of common stock to founder
  for cash net of issuance costs....   200       $0                        $    100                                      100
Issuance of common stock to founder
  for cash net of issuance costs of
  $31,401...........................   100        0                             968                                      969
Issuance of common stock for cash at
  $.50 per share of issuance costs
  of $17,591........................                                          1,808                                    1,808
Issuance of warrants in connection
  with promissory notes.............                                                    $   62                            62
Issuance of Series A Preferred Stock
  for cash of $0.68 per share, net
  of issuance costs of $18,141......                                          5,231                                    5,232
Net loss............................                                                                  (4,942)         (4,942)
                                       ---       --      ---     -----     --------     ------      --------         -------
Balance, December 31, 1997..........   300       $0       --        --     $  8,107     $   62      $ (6,508)        $ 1,663
Issuance of Series B Preferred Stock
  for cash of $1.50 per share, net
  of issuance costs of $75,543......                                         15,988                                   15,989
Issuance of warrants................                                                       589                           589
Issuance of options for services
  rendered..........................                                             34                                       34
Exercise of voting common stock
  options to employees for cash of
  $0.50 per share...................                                             24                                       24
Issuance of Series C Preferred stock
  for cash of $3.25 per share, net
  of issuance costs of $36,031......                                         16,014                                   16,015
Issuance of warrants under joint
  development agreement.............                                                       264                           264
Exercise of warrants................                                            850       (438)                          412
Net Loss............................                                                                  (9,538)         (9,538)
                                       ---       --      ---     -----     --------     ------      --------         -------
Balance as of December 31, 1998.....   300       $0       --        --       41,019        477       (16,046)         25,453
Exercise of voting common stock
  options to employees for cash of
  $0.50 per share...................                                            850                                      850
Exercise of voting common stock
  warrants at $.50 per share........                                            143        (62)                           81
Purchase of Treasury Stock..........                     (23)    $(107)                                                 (107)
Issuance of common stock for
  services rendered.................                                             10                                       10
Issuance of warrants for
  Subordinated-Debt agreement.......                                                       572                           572
Issuance of warrants for CART Rights
  agreement.........................                                                       401                           401
Issuance of warrants for Media One
  Broadband agreement...............                                                     1,154                         1,154
Issuance of warrants for Excite
  agreement.........................                                                       702                           702
Issuance of warrants for NBC joint
  venture agreement.................                                                     5,001                         5,001
Issuance of options for services
  rendered..........................                                            345                                      345
Issuance of Series D Preferred
  Shares at $9.00 per share less
  issuance costs of $790,344........                                         39,959                                   39,959
Exercise of warrants................                                            848       (415)                          433
Initial Public Offering net of
  issuance costs of $5,560,611......                                         54,395                                   54,396
Conversion of Preferred Stock to
  Common Stock......................                                                                                      --
Cumulative Translation Adjustment...                                            (53)                                     (53)
Unrealized gain/(loss) on
  available-for-sale securities.....                                            (58)                                     (58)
Net Loss............................                                                                 (56,884)        (56,884)
                                       ---       --      ---     -----     --------     ------      --------         -------
Balance as of December 31, 1999.....   300       $0      (23)    $(107)    $137,460     $7,831      $(72,930)        $72,257
                                       ===       ==      ===     =====     ========     ======      ========         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Cash flows from operating activities:
  Net loss..................................................  $(56,884)   $ (9,538)   $(4,942)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization of property and
       equipment............................................     4,217         530         68
     Minority interest amortization of programming rights...    (1,936)         --         --
     Amortization of acquired rights........................     3,441          --         --
     Non-cash compensation-related charges and other........     1,433         450        106
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (4,916)     (1,074)       (76)
       Prepaid expenses and other...........................      (920)        (85)      (199)
       Other assets.........................................      (640)         --         --
       Accounts payable.....................................     2,138        (433)       410
       Accrued expenses.....................................     2,598       1,117         (1)
       Acquired rights......................................      (200)         --         --
       Deferred revenues....................................     3,385      (1,826)       781
                                                              --------    --------    -------
          Net cash used in operating activities.............   (48,286)    (10,859)    (3,853)
                                                              --------    --------    -------
Cash flows from investing activities:
  Net sale/(purchases) of marketable securities.............   (64,902)         --         --
  Purchase of property and equipment........................    (9,310)     (2,723)      (295)
                                                              --------    --------    -------
          Net cash used in investing activities.............   (74,212)     (2,723)      (295)
                                                              --------    --------    -------
Cash flows from financing activities:
  Proceeds from long term financing arrangements............     8,700         750
  Proceeds from bridge loan.................................        --          --        532
  Payments on notes, long-term capital leases and financing
     arrangements...........................................    (2,322)        (79)        --
  Proceeds from the issuance of common stock, net of
     issuance cost..........................................    56,167          24      2,877
  Purchase of Treasury Stock................................      (107)         --         --
  Proceeds from the issuance of Preferred Stock, net of
     issuance cost..........................................    39,920      32,854      4,700
                                                              --------    --------    -------
          Net cash provided by financing activities.........   102,358      33,550      8,109
                                                              --------    --------    -------
Net increase/(decrease) in cash.............................   (20,139)     19,968      3,961
Cash, beginning of period...................................    23,994       4,027         65
                                                              --------    --------    -------
Cash, end of period.........................................  $  3,855    $ 23,994    $ 4,027
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

  Description of Business

     Prior to August 1996, Quokka Sports, Inc. ("the Company") operated as an Australian software development and consulting company known as Ozware Developments Unit Trust. In August 1996, Quokka adopted its current business model, incorporated in Delaware under the name Quokka Productions, Inc. and relocated its headquarters to San Francisco. In September 1996, Quokka Productions, Inc. changed its name to Quokka Sports, Inc.

     Quokka is an independent digital sports network providing real-time coverage of sporting events for worldwide audiences. Using digital assets generated at sports venues, Quokka is building a digital sports network by creating digital programming content that is specifically designed for interactive distribution systems and other entertainment devices. Quokka operates as a single segment business.

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Quokka, and all of its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in and advances to our joint venture in which we have a 50% ownership interest are accounted for by the equity method.

  Cash and Cash Equivalents

     Quokka includes in cash and cash equivalents all highly liquid investments that mature within three months of their purchase date. Cash equivalents consist primarily of money market funds.

  Marketable Securities

     Marketable securities consist of municipal bonds and notes, corporate bonds, commercial paper and money market funds. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Any unrealized gains or losses are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

  Restricted Cash

     Restricted cash associated with three office leases, the employee stock purchase plan and certain cash funding requirements for the NBC/Quokka Ventures, LLC operating agreement aggregated $7.2 million at December 31, 1999. There was no restricted cash at December 31, 1998.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

  Property and Equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets that range from three to five years. Leased assets are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

  Income Taxes

     Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Acquired media rights

     Quokka and its subsidiaries and joint venture account for acquired programming rights pursuant to SFAS No. 63 "Financial Reporting by Broadcasters". Under SFAS No. 63, a licensee shall report an asset and a liability for the rights acquired and obligations incurred under a license agreement when the license period begins and other conditions, including availability and acceptance, have been met. The assets are amortized using the greater of the ratio of rights contributed during the period in relation to the total rights expected or on a straight-line method over their estimated useful life.

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

  Comprehensive Income

     The functional currency of Quokka's subsidiaries is the local currency. Accordingly, Quokka applies the current rate method to translate the subsidiaries' financial statements into United States dollars. SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/ losses on available-for-sale securities. Translation adjustments are deemed immaterial and included as a component of additional paid in capital in the accompanying financial statements.

  Revenue Recognition

     Quokka generates revenues from digital entertainment sponsorships, advertising, electronic commerce, the sale of content, and studio services. Digital entertainment sponsorships signed subsequently represent multi-year, multi-event and multi-benefit sponsorships. Annual revenues from these new sponsorships are

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES
recognized using the straight line method over the terms of the agreements. Revenues from studio services are recognized in the period the service is provided. Advertising and electronic commerce revenues, which have not been material to date, are recognized when the commitment is met or product is shipped and payment is assured. Quokka will recognize revenue from the sale of its proprietary content in accordance with the provisions of SFAS No. 63. Quokka has accepted property and services as payment for sponsorship. Property and services received as payment are valued at fair market value based on the amounts normally charged to third parties for similar property and services.

  Cost of Revenues

     Cost of revenues consists primarily of production costs, amortization of acquired programming and distribution rights and other costs related to e-commerce revenue including product fulfillment and inbound and outbound shipping costs. Production costs include costs of personnel and consultants, computer hardware and software, travel, satellite transmission costs, field gear, cameras, satellite phones, marketing and an allocation of general and administrative expenses.

  Fair Value of Financial Instruments

     Carrying amounts of certain of Quokka's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities. Based upon borrowing rates currently available for Quokka for loans with similar terms, the carrying value of capital lease obligations approximates fair value.

  Business Risk and Concentration of Credit Risk

     Quokka operates in the Internet industry, which is rapidly evolving and intensely competitive. Quokka potentially competes with other Internet companies, large, established media companies and sports marketing organizations.

     Quokka performs ongoing credit evaluations, does not require collateral and does not currently maintain any reserves for potential credit losses. For the year ended December 31, 1999, four customers accounted for 27%, 23%, 14% and 15%, respectively, of all revenues generated by Quokka. At December 31, 1999, four customers accounted for 43%, 15%, 14% and 11%, respectively, of total outstanding accounts receivable.

     For the year ended December 31, 1998, three customers accounted for 52%, 16% and 12%, respectively, of all revenues generated by Quokka. At December 31, 1998, 23% of the outstanding accounts receivable was attributable to the smallest of the three largest customers. One additional customer accounted for another 65% of total outstanding accounts receivable. The remaining accounts receivable balance at December 31, 1998 was attributable to three additional customers.

     For the year ended December 31, 1997, three customers accounted for 52%, 21% and 15% of all revenues generated by Quokka. At December 31, 1997, there were no receivables from these customers.

  Research and Engineering

     Research and engineering expenses include personnel costs, costs incurred to improve and develop the "Quokka Sports Platform," broadband applications and costs associated with network operations. The Company recognizes website development costs in accordance with the Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred in the planning and post implementation phases of development. The Company also expenses costs associated with the insignificant modifications to the existing site and the development of website content as incurred.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

  Advertising

     Advertising is expensed as incurred. Advertising expenses, which are included in sales and marketing expenses, were $7,727,000 in 1999, $554,000 in 1998 and $62,000 in 1997.

  Stock-Based Compensation

     In 1997, Quokka adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation." Quokka has elected to continue accounting for stock-based compensation issued to the employees using Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented (See Note 10). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Quokka's common stock and the exercise price. Additionally, pursuant to SFAS No. 123, stock issued to non-employees is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

  Reclassification

     Quokka has reclassified the presentation of certain prior year information to conform to the current year presentation. These changes had no effect on previously reported financial position or results of operations.

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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

     The following table sets forth the computation of historical and pro forma basic and diluted net loss per share for the periods indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Numerator:
  Net loss available to common stockholders.................  $(56,884)   $(9,538)   $(4,942)
Denominator:
  Weighted average shares...................................    39,387      9,657      6,792
  Weighted average unvested common shares subject to
     repurchase agreements..................................       (21)        (2)        --
                                                              --------    -------    -------
  Denominator for basic and diluted calculation.............    39,366      9,655      6,792
                                                              ========    =======    =======
Net loss per share:
  Basic and diluted.........................................  $  (1.45)   $ (0.99)   $ (0.73)
Anti-dilutive securities including options, warrants and
  preferred stock not included in historical net loss per
  share calculations........................................    11,840     17,755      1,643
                                                              ========    =======    =======
Pro forma net loss per share:
Net loss....................................................  $(56,884)   $(9,538)        --
Shares used in computing net loss per share, basic and
  diluted...................................................    39,366      9,655         --
Adjustment to reflect assumed conversion of preferred stock
  and exercise of warrants..................................        --     14,260         --
                                                              --------    -------    -------
Shares used in computing pro forma net loss per share, basic
  and diluted...............................................    39,366     23,915         --
                                                              ========    =======    =======
Pro forma net loss per share, basic and diluted.............  $  (1.45)   $ (0.40)        --

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

     In July 1999, the Financial Accounting Board issued SFAS No. 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the fiscal quarter ending June 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for the quarter ended March 31, 2000.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

 3. MARKETABLE SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities at December 31, 1999 is as follows (in thousands). There were no marketable securities as of December 31, 1998.

                                                            GROSS              GROSS
                                        AMORTIZED         UNREALIZED         UNREALIZED         FAIR
                                           COST         HOLDING GAINS      HOLDING LOSSES      VALUE
                                      --------------   ----------------   ----------------   ----------
At December 31, 1999
Cash and cash equivalents...........     $   428              $--               $ --          $   428
Municipal bonds and notes...........      21,372               4                  --           21,376
Corporate bonds.....................      16,010              --                 (50)          15,960
Commercial paper....................      27,150              --                 (12)          27,138
                                         -------              --                ----          -------
                                         $64,960              $4                $(62)         $64,902
                                         =======              ==                ====          =======

 4. ACQUIRED RIGHTS

     Acquired programming rights pertain to licensing fees paid for programming rights related to our joint venture with NBC Olympics, Inc. for U.S. Digital Coverage of the Olympic Games, the exclusive worldwide interactive media rights to the FIM 500cc Road Racing Championship Grand Prix and America's Cup 2000 Yacht Race. Acquired distribution rights represent licensing fees paid for the rights to distribute our programming on Excite@Home and Terra Networks. Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight line basis. Amortization associated with these rights amounted to $3,441,000 for the year ended December 31, 1999. There was no amortization expense in 1998 or 1997.

 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
                                                             (IN THOUSANDS)
Computer, telecommunications, software and office
  equipment...............................................  $ 9,096    $2,242
Leasehold improvements....................................    2,477       568
Furniture and fixtures....................................    1,129       356
Production equipment......................................    2,383        94
Leased equipment..........................................      505        75
                                                            -------    ------
                                                             15,590     3,335
Less accumulated depreciation and amortization............   (5,039)     (598)
                                                            -------    ------
     Property and equipment, net..........................  $10,551    $2,736
                                                            =======    ======

     Accumulated amortization related to leased equipment was $178,000 at December 31, 1999 and $38,000 at December 31, 1998. There were no asset disposals during 1999 or 1998.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

 6. ACCRUED LIABILITIES

     Accrued liabilities are comprised of:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
                                                              (IN THOUSANDS)
Accrued compensation and related expenses..................  $1,184    $  579
Accrued accounts payable expenses..........................   1,597       545
Accrued other..............................................   1,016        75
                                                             ------    ------
          Total accrued liabilities........................  $3,797    $1,199
                                                             ======    ======

 7. NOTES PAYABLE

     Notes payable are summarized as follows:

                                                             AT DECEMBER 31,
                                                             ---------------
                                                              1999      1998
                                                             -------    ----
                                                             (IN THOUSANDS)
Notes payable to bank(a)...................................  $   458    $708
Notes payable to bank(b)...................................    2,000      --
Notes payable to third party(c)............................    5,113      --
Notes payable associated with acquired distribution and
  programming rights(d)....................................    7,244      --
Note payable to third party(e).............................    1,538      --
Other notes payable........................................      770      --
                                                             -------    ----
                                                              17,123     791
Less current installments..................................    5,921     290
                                                             -------    ----
                                                             $11,202    $501
                                                             =======    ====

---------------
(a) Notes payable to bank represents an equipment financing loan that is secured by furniture, fixtures and equipment. Terms of the loan calls for monthly payments over 36 months commencing November 23, 1998. The note bears interest at 0.75% over the prime rate as quoted by the bank (8.50% at December 31, 1999). The agreement also requires the Company to be in compliance with certain financial covenants including quick and liquidity coverage ratios. The Company was in compliance with its covenants as of December 31, 1999.

(b) Notes payable to bank represents an equipment financing loan that is secured by furniture, fixtures and equipment. Terms of the loan calls for monthly payments over 48 months commencing August 31, 1999. The note bears interest at 0.75% over the prime rate as quoted by the bank (8.50% at December 31, 1999). The agreement also requires the Company to be in compliance with certain financial covenants including quick and liquidity coverage ratios. The Company was in compliance with its covenants as of December 31, 1999.

(c) Notes payable to third party represents subordinated debt and equipment financing agreements, due in 36 monthly installments over the terms of the agreements. In connection with these agreements, warrants were issued for the purchase of 223,076 shares of Series C Preferred Stock at an exercise price of $3.25, which were automatically converted into warrants to purchase, on a one to one basis, shares of common stock. The fair value of these warrants of $572,339 was calculated using the Noreen-Wolfson and has been treated as a loan commitment fee and was amortized over the term of the six month draw-down period as no further services are requested to earn the warrants, and they are fully vested.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

(d) Obligations under acquired programming and distribution rights pertain to licensing fees paid for rights to certain sporting events and rights to distribute our content. Acquired rights obligations are payable in quarterly payments over the terms of the agreements ranging from two to three years. (see note 3)

(e) Note payable to third party represents debt related to software licensing fees which are payable in quarterly installments over the term of the two year agreement.

     Future minimum annual principal payments at December 31, 1999, are as follows (in thousands):

2000...............................................  $ 5,921
2001...............................................    5,764
2002...............................................    4,910
2003...............................................      528
2004...............................................       --
Thereafter.........................................       --
                                                     -------
                                                     $17,123
                                                     =======

 8. COMMITMENTS

     Quokka leases office facilities and equipment under noncancelable operating leases. Rental expense under these operating leases for 1999, 1998 and 1997 was approximately $1,600,000, $233,000 and $150,000, respectively. Additionally, Quokka leases certain office equipment under capital lease agreements. These leases are due in monthly installments at various dates through 2004. Minimum future payments under capital and operating lease agreements for the year ended December 31, are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
2000......................................................   $154       $ 4,824
2001......................................................    108         5,173
2002......................................................    108         4,300
2003......................................................    104         4,374
2004......................................................     16         4,427
Thereafter................................................     --        17,598
                                                             ----       -------
                                                             $490       $40,696
                                                                        =======
Less amount representing interest.........................     79
                                                             ----
Present value of minimum lease payments under capital
  lease...................................................    411
Less current portion......................................    120
                                                             ----
          Non-current portion.............................   $291
                                                             ====

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

 9. INCOME TAXES

     The provision for income taxes are summarized as follows:

                                                              YEARS ENDED DECEMBER
                                                                      31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Current tax expense
  Federal
  State.....................................................  $ 1     $ 1     $ 1
  Foreign...................................................   36      12      --
Deferred tax expense
  Federal...................................................  $--     $--     $--
  State.....................................................   --      --      --
                                                              ---     ---     ---
Net tax provision...........................................  $37     $13     $ 1
                                                              ===     ===     ===

     The change in the valuation allowance was $21,512,094 during the year ended December 31, 1999 and $3,332,030 during the year ended December 31, 1998. General tax expenses, including franchise, personal property and business taxes, which were insignificant, were recorded in general and administrative expenses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is more likely that not the Company will not realize the benefits of these deductible differences. As a result, a full valuation allowance has been provided for the total net deferred tax assets at December 31, 1999.

     The primary components of the net deferred tax asset are:

                                                              AT DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Net operating loss carryforward......................  $ 22,681    $ 4,671    $ 1,527
Capitalized research and experimentation costs.......       219
Tax credits..........................................       430
Deferred revenue.....................................     1,499
Other................................................     1,582        228         40
                                                       --------    -------    -------
     Total deferred tax asset........................    26,411      4,899      1,567
Valuation allowance..................................   (26,411)    (4,899)    (1,567)
                                                       --------    -------    -------
                                                       $     --    $    --    $    --
                                                       ========    =======    =======

     As of December 31, 1999, the Company has net operating loss carryforwards of $61,088,580 for federal tax purposes expiring in 2011 through 2019, and $32,755,305 for California income tax purposes which expire in 2003 through 2004. The Company has research and development credit carryforwards of $350,573 for federal purposes and $198,315 for state purposes. The credits expire in 2019. The issuance of class A preferred stock in December, 1997, resulted in a change of ownership under Section 382 of the Internal Revenue Code. As a result of the change, approximately $3.8 million in federal losses and $1.8 million in California losses are subject to an annual limitation of $254,319. In addition, due to changes in the Company's ownership after 1997, the amount of net operating losses and research and development credits available to offset future federal income tax liabilities may be limited. The amount of such limitation, if any, has not been determined.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

The losses incurred while operating as Ozware Developments Unit Trust in Australia are not available for future utilization, therefore, no deferred income taxes were recorded in the financial statements.

     The effective income tax rate differs from the federal statutory income tax rate of 34% primarily as a result of state income taxes and the change in the valuation allowance. The difference between Quokka's effective income tax rate and the Federal statutory rate is reconciled below:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Provision at Federal Rate............................  $(19,340)   $(3,243)   $(1,702)
State tax, net of Federal benefit....................    (1,914)      (556)      (291)
Change in valuation allowance........................    21,512      3,332      1,567
Other................................................      (221)       480        427
                                                       --------    -------    -------
Net tax provision....................................  $     37    $    13    $     1
                                                       ========    =======    =======

10. STOCKHOLDERS' EQUITY

  Preferred Stock

     In July 1999 and upon completion of the Company's initial public offering, all 28,552,264 shares of Series A, B, C &D preferred stock were automatically converted on a one to one basis into common stock of the Company.

  Warrants

     Outstanding warrants to purchase 3,115,336 shares of preferred and common stock were automatically converted into warrants to purchase 3,113,252 shares of common stock (after consideration of net exercises). Concurrent with the IPO, warrants were exercised to purchase 452,048 share of common stock, resulting in additional capital proceeds to the Company of $486,000.

     At December 31, 1999 and 1998, the Company had 2,693,288 and 508,848 of stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $3.25 to $42.26 and expire ten years from the date of grant.

     The estimated fair value of the above warrants have been determined based on the Noreen-Wolfson fair value model with a volatility of 70% and is a component of stockholders' equity in the accompanying financial statements.

  Issuance of Stock Options to Non-employees for Services

     The Company has recorded $3,208,000, $853,000 and $62,000 of compensation expense in 1999, 1998 and 1997 respectively, relating to stock options issued to non-employees for services rendered during those years.

11. STOCK OPTIONS

     Pursuant to the Quokka Sports, Inc. 1997 Equity Incentive Plan ("the Plan"), employees, directors and consultants of Quokka may be granted options to purchase shares of common stock. At December 31, 1999, 13,350,000 shares of common stock were reserved for issuance pursuant to the Plan. Incentive Stock Options are granted to the extent permissible under IRS rules and generally vest over a four-year term.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

     Concurrent with the IPO, the Company initiated the 1999 Non-Employee Directors' Stock Option Plan. All non-employee directors as of the IPO date received grants of 25,000 shares pursuant to the terms of the Plan. New non-employee directors automatically receive grants of 25,000 shares upon their appointment to the Board of Directors. Starting June 1, 2000, all non-employee directors will automatically be granted an annual grant of 25,000 shares (or a reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as a Non-Employee Director). All options granted under this plan are non-qualified and immediately exercisable with a three-year term.

     A summary of the activity under both Plans together with options granted outside of the Plan is as follows:

                                                        EXERCISE                         WEIGHTED
                                                         PRICE          AGGREGATE        AVERAGE
                                         SHARES        PER SHARE          PRICE       EXERCISE PRICE
                                       ----------    --------------    -----------    --------------
Outstanding at December 31, 1996.....          --          --                   --           --
  Granted............................   1,340,000        $0.50         $   670,000        $0.50
  Cancelled..........................    (252,000)       $0.50            (126,000)       $0.50
                                       ----------    --------------    -----------        -----
Outstanding at December 31, 1997.....   1,088,000        $0.50             544,000        $0.50
  Granted............................   2,760,000    $0.50 - $ 2.60      3,736,200        $1.34
  Exercised..........................     (48,799)       $0.50             (24,400)       $0.50
  Cancelled..........................    (239,001)   $0.50 - $ 1.50       (176,000)       $0.74
                                       ----------    --------------    -----------        -----
Outstanding at December 31, 1998.....   3,560,200    $0.50 - $ 2.60      4,079,800        $1.12
                                       ----------    --------------    -----------        -----
  Granted............................   7,619,500    $3.25 - $17.00     62,270,500        $8.17
  Exercised..........................    (557,617)   $0.50 - $ 8.50       (587,900)       $1.05
  Cancelled..........................  (1,350,246)   $0.50 - $12.00     (7,690,600)       $5.70
                                       ----------    --------------    -----------        -----
Outstanding at December 31, 1999.....   9,271,837    $0.50 - $17.00    $58,071,800        $6.26
                                       ==========    ==============    ===========        =====

     At December 31, 1999, options to purchase 1,322,830 shares were fully vested.

     The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                         OPTIONS OUTSTANDING
---------------------------------------------------------------------       OPTIONS EXERCISABLE
                                        WEIGHTED                        ----------------------------
                      NUMBER            AVERAGE           WEIGHTED        NUMBER         WEIGHTED
   RANGE OF        OUTSTANDING         REMAINING          AVERAGE       EXERCISABLE      AVERAGE
EXERCISE PRICES    AT 12/31/99      CONTRACTUAL LIFE   EXERCISE PRICE    12/31/99     EXERCISE PRICE
---------------  ----------------   ----------------   --------------   -----------   --------------
     $0.50            930,965             7.85             $ 0.50          301,453        $0.50
$ 0.75 - $ 1.50     1,136,400             8.58             $ 1.25          235,727        $1.22
$ 2.25 - $ 3.25       781,200             8.97             $ 2.71          137,979        $2.52
$ 6.88 - $ 7.44     2,079,636             9.60             $ 7.02          308,013        $7.00
$ 8.00 - $ 8.50     2,924,536             9.57             $ 8.30           47,007        $8.60
$ 9.00 - $ 9.75       490,300             9.83             $ 9.10           20,751        $9.00
$10.00 - $12.00       896,300             9.00             $ 9.77          271,900        $6.33
$12.25 - $17.00        32,500             9.77             $12.55               --
                    ---------                                            ---------
                    9,271,837                                            1,322,830
                    =========                                            =========

     The following information concerning the Plan is provided in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Quokka accounts for the Plan in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

     The fair value of each employee stock option grant has been estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 1999 and 1998:

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1999        1998
                                                            ----        ----
Risk-free interest rates...............................    5.69%        5.25%
Expected life of options...............................  3.25 years    5 years
Expected dividends.....................................      $0          $0

     The weighted average fair value of options granted in 1999 was $4.04. Stock options issued to consultants were valued utilizing the Black-Scholes option pricing model with a volatility of 70%.

     The following comprises the pro forma information pursuant to the provision of SFAS No. 123:

                                                        DECEMBER 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------    -------    -------
Net loss -- historical.......................  $(56,884)   $(9,538)   $(4,942)
Pro forma....................................  $(64,988)   $(9,694)   $(4,966)
Basic and diluted net loss per share
  Historical.................................  $  (1.45)   $ (0.99)   $ (0.73)
  Pro forma..................................  $  (1.65)   $ (1.00)   $ (0.73)

     These pro forma amounts may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards are generally made each year.

12. 401(K) PLAN

     On November 5, 1997, Quokka established a 401(k) plan, which took effect on January 1, 1998. Under the plan, eligible employees are permitted to contribute up to 15% of gross compensation, not to exceed the annual 402(g) limitation for any plan year. Discretionary contributions may be made by Quokka. No contributions have been made by Quokka since the adoption of the plan.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash activities for 1999, 1998 and 1997 (in thousands):

                                                                    YEAR ENDED
                                                              ----------------------
                                                               1999     1998    1997
                                                              ------    ----    ----
Supplemental disclosure of cash:
  Equipment financed through capital lease..................  $  429    $ --    $120
                                                              ------    ----    ----
  Accounts payable related to purchase of property and
     equipment..............................................  $  611    $242    $ --
                                                              ------    ----    ----
  Issuance of Preferred warrants under joint development
     agreement..............................................  $   --    $415    $ 62
                                                              ------    ----    ----
  Issuance of Preferred warrants for subordinated debt......  $  572    $ --    $ --
                                                              ------    ----    ----
  Issuance of Preferred warrants for programming and
     distribution rights....................................  $6,104    $ --    $ --
                                                              ------    ----    ----
  Issuance of Preferred warrants for MediaOne...............  $1,154    $ --    $ --
                                                              ------    ----    ----
  Notes payable related to purchase of programming and
     distribution rights....................................  $7,644    $ --    $ --
                                                              ------    ----    ----
  Notes payable related to purchase of property and
     equipment..............................................  $2,293    $ --    $ --
                                                              ------    ----    ----
  Stock options issued as compensation for services
     rendered...............................................  $  355    $ 35    $ --
                                                              ------    ----    ----
  Amortization of NBC.......................................  $1,936    $ --    $ --
                                                              ------    ----    ----

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

14. SUBSEQUENT EVENTS (UNAUDITED)

     On March 1, 2000, the Company entered into a definitive agreement to acquire ZoneNetwork.com, Inc., a privately-held company that produces and owns a leading mountain sports internet property, Mountainzone.com and its sister web site SkiResorts.com. The acquisition will extend the reach of the Quokka Sports Network further into the action sports community. This stock purchase transaction is currently valued at $25 million and is expected to close by the end of March 2000, subject to various conditions.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                           EXHIBIT TITLE
--------                          -------------
03.01**    Amended and Restated Certificate of Incorporation.
03.02*     Amended and Restated Bylaws.
04.01*     Form of Specimen Stock Certificate.
04.02*     Amended and Restated Investors' Rights Agreement, dated May
           27, 1999, among Quokka and certain investors named therein.
10.01*     Form of Indemnity Agreement entered into by Quokka with each of its directors and certain executive officers.
10.02*     1999 Non-Employee Directors' Stock Option Plan.
10.03*     Form of Nonstatutory Stock Option Agreement under the 1999
           Non-Employee Directors' Stock Option Plan.
10.04*     1999 Employee Stock Purchase Plan.
10.05*     Form of 1999 Employee Stock Purchase Plan Offering.
10.06*     Key Employee Agreement, dated March 25, 1999, between Alvaro
           Saralegui and Quokka.
10.07*     Subordinated Loan and Security Agreement, dated February 12,
           1999, between Quokka and Comdisco, Inc.
10.08*     Office Lease, dated February 18, 1999, between Tiffany M.
           Gin and Stanton Lowe dba Spear Street Sapphire and Quokka.
10.09+*    Master Venture Agreement, dated February 9, 1999, by and
           among Quokka, NBC Olympics, Inc. and NBC/Quokka Ventures,
           LLC.
10.10+*    Agreement, dated January 1, 1999, between Championship Auto
           Racing Teams, Inc. and CART Digital Media Enterprises, LLC.
10.11+*    Operating Agreement of NBC/Quokka Ventures, LLC, dated
           February 9, 1999, between Quokka and NBC Olympics, Inc., as amended.
10.12+*    Digital Entertainment Partnership Agreement, dated January
           1, 1999, between Quokka and Compaq Computer Corporation.
10.13*     Lease, dated April 23, 1999, between Quokka and 1301 Evans
           Street Associates, LLC.
10.14*     Office Lease Agreement, dated May 27, 1999, between Quokka and EOP-Mission Street, L.L.C.
10.15*     Lease, dated July 16, 1999, between SKS Brannan Associates,
           LLC and Quokka.
10.16+**   Memorandum of Agreement dated September 15, 1999 between
           Quokka and Intel Corporation.
16.01*     Letter from KPMG LLP regarding change in certifying
           accountant.
21.01      List of Subsidiaries.
23.01*     Consent of Cooley Godward LLP.
23.02*     Consent of PricewaterhouseCoopers LLP, independent
           accountants.
24.01*     Power of Attorney (reference is made to page 41).
27.1       Financial Data Schedule.

---------------
 * Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-76981) filed in connection with the Company's initial public offering.

** Previously filed as an Exhibit to the Company's Report on Form 10-Q filed on November 15, 1999 (File No. 000-26311).

 + Confidential treatment has been granted as to portions of this Exhibit. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.