Form 10-Q
period 2000-03-31
QUOKKA SPORTS INC
filed 2000-05-15
CIK 1037737

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO               .
                                        --------------  ---------------

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

                                 Yes [X] No [ ]

         The number of shares of the Registrant's Common Stock, $.0001 par value per share, outstanding at May 8, 2000 was 44,528,013.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: the future gross profit performance of Quokka Sports, Inc. and its subsidiaries (the "Company" or "Quokka"); the Company's future capital needs; the Company's projected programming schedule; the Company's ability to retain existing sponsors and attract and retain additional sponsors; the Company's future research and development; the Company's ability to generate revenue from electronic commerce and content syndication; the Company's ability to expand its audience base; the Company's ability to reduce the proportion of property and services accepted as payment; statements related to industry trends and future growth in the markets for broadband applications and content; the amount of studio services that the Company offers; and future profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in "Factors That May Affect Our Results" beginning on page 18, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                               QUOKKA SPORTS, INC.

INDEX TO FORM 10-Q FOR QUARTER ENDED MARCH 31, 2000


                                                                            PAGE
                                                                           ----
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Condensed Balance Sheets as of March 31, 2000
           and December 31, 1999.........................................     4

         Consolidated Condensed Statements of Operations for the
           Three Months Ended March 31, 2000 and 1999                         5

         Consolidated Condensed Statements of Cash Flows for the Three
           Months Ended March 31, 2000 and 1999..........................     6

         Notes to Unaudited Consolidated Condensed Financial
           Statements....................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    12

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk..........................................................    31

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    32

Item 2.  Changes in Securities and Use of Proceeds.......................    32

Item 4.  Submission of Matters to a Vote of Security Holders.............    32

Item 6.  Exhibits and Reports on Form 8-K................................    33

Signature................................................................    34

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    March 31,      December 31,
                                                                                      2000            1999
                                                                                  -------------   -------------
                                                                                   (unaudited)      (audited)
 ASSETS
 Current assets:
   Cash and cash equivalents                                                      $       5,472   $       3,855
   Restricted cash                                                                       17,885              --
   Investments in marketable securities                                                  28,812          64,902
   Accounts receivable, net                                                               8,627           6,067
   Inventory, net                                                                           817              --
   Acquired programming and distribution rights                                          11,141          12,042
   Prepaid and other expenses                                                             3,849           1,823
                                                                                  -------------   -------------
          Total current assets                                                           76,603          88,689

 Property and equipment, net                                                             14,073          10,551
 Other assets                                                                               255             640
 Goodwill                                                                                34,150              --
                                                                                  -------------   -------------
            Total assets                                                          $     125,081   $      99,880
                                                                                  =============   =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable                                                               $      10,069   $       2,427
   Accrued expenses                                                                       8,884           3,797
   Current portion of long-term debt and capitalized lease obligations                   10,245           6,041
   Deferred revenues                                                                      4,285           3,864
                                                                                  -------------   -------------
          Total current liabilities                                                      33,483          16,129
                                                                                  -------------   -------------
 Long term debt and capitalized lease obligations, net of current portion                10,462          11,493

 Stockholders' equity

 Preferred stock                                                                             --              --
 Common stock, voting and non-voting                                                          4               4
 Additional paid-in capital                                                             161,481         137,460
 Warrants and other                                                                       7,831           7,831
 Treasury stock, at cost                                                                   (107)           (107)
 Accumulated deficit                                                                    (88,073)        (72,930)
                                                                                  -------------   -------------
      Total stockholders' equity                                                         81,136          72,258
                                                                                  -------------   -------------
        Total liabilities and stockholders' equity                                $     125,081   $      99,880
                                                                                  =============   =============

See accompanying notes to unaudited consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     2000                1999
Revenues                                                        $       9,510       $         897

Cost of revenues
  Production and other costs                                            7,515               2,293
  Amortization of programming and distribution rights                   1,822                 425
                                                                -------------       -------------
         Total cost of revenues                                         9,337               2,718
                                                                -------------       -------------
             Gross profit/(loss)                                          173              (1,821)

Operating expenses
  Research and engineering                                              4,793               2,132
  Sales and marketing                                                   6,830               1,390
  General and administrative                                            3,332               1,792
  Depreciation                                                          1,417                 430
                                                                -------------       -------------
         Total operating expenses                                      16,372               5,744
                                                                -------------       -------------
             Loss from operations                                     (16,199)             (7,565)

Losses of associated venture                                               --                 452
Minority interest in net loss of consolidated subsidiary                 (645)                 --
Interest income/(expense), net                                            411                 169
                                                                -------------       -------------
             Net loss                                           $     (15,143)      $      (7,848)
                                                                =============       =============
Net loss per Share:
  Basic and diluted                                             $        (.34)      $        (.80)
  Weighted average shares outstanding -  basic and diluted             44,201               9,756
                                                                =============       =============
Proforma net loss per share (unaudited):
  Basic and diluted                                                                 $        (.23)
  Weighted average shares outstanding -  basic and diluted                                 34,001
                                                                                    =============

See accompanying notes to unaudited consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                                    Three Months Ended
                                                                                          March 31,
                                                                              ---------------------------------
                                                                                   2000                1999
Cash flows from operating activities:
  Net loss                                                                    $     (15,143)      $      (7,848)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Loss on disposal of fixed assets                                                      171                  --
  Depreciation                                                                        1,417                 430
  Amortization of acquired programming and distribution rights                        1,822                  --
  Minority Interest                                                                    (645)                 --
  Non-cash compensation-related charges and other                                       500                 569
  Changes in operating assets and liabilities:
    Inventory                                                                           (91)                 --
    Accounts receivable                                                              (1,976)                331
    Prepaid expenses and other                                                       (1,917)               (670)
    Other assets                                                                        406                  --
    Accounts payable                                                                 (1,221)              1,447
    Accrued expenses                                                                  2,302                (473)
    Acquired rights                                                                    (275)                 --
    Deferred revenues                                                                   421                (231)
                                                                              -------------       -------------
      Net cash used in operating activities                                         (14,229)             (6,444)
                                                                              -------------       -------------

Cash flows from investing activities:
  Proceeds from sale of marketable securities                                            --
  Net sale/(purchases) of marketable securities                                      18,205                  --
  Business acqusitions, net of cash acquired                                            130                  --
  Purchase of property and equipment                                                 (2,252)             (2,567)
                                                                              -------------       -------------
      Net cash provided by (used in) investing activities                            16,083              (2,567)
                                                                              -------------       -------------

Cash flows from financing activities:
  Proceeds from long term financing arrangements                                         --                 331
  Payments on notes, long-term capital leases and financing arrangements             (1,370)                (76)
  Proceeds from the issuance of common stock,
    net of issuance cost                                                              1,133                 120
  Purchase of treasury stock                                                             --                 (95)
                                                                              -------------       -------------
      Net cash provide by (used in) financing activities                               (237)                279
                                                                              -------------       -------------
Net increase (decrease) in cash                                                       1,617              (8,731)

Cash, beginning of period                                                             3,855              23,994
                                                                              -------------       -------------
Cash, end of period                                                           $       5,472       $      15,263
                                                                              =============       =============


See accompanying notes to unaudited consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES


  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS,
                             EXCEPT PER SHARE DATA)



NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Description of Business

         Quokka Sports, Inc., "Quokka", is an independent digital sports network providing real-time coverage of sporting events for worldwide audiences. Using digital assets generated at sports venues that are under-utilized by traditional media, Quokka is building a digital sports network by creating digital programming content that is specifically designed for interactive distribution systems and other entertainment devices.

         Revenues are generated from digital entertainment and other sponsorships, advertising, electronic commerce, the sale of content and studio services. The majority of revenues are derived from the sale of sponsorship packages to corporations. Digital entertainment sponsors obtain branding on the network or specific network properties, access to development projects, the use of trademarks and logos and participation in various print and media campaigns and may embed their products in Quokka's productions.

Basis of Presentation

         The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain amounts have been reclassified to conform to the current presentation. In the opinion of Quokka, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at March 31, 2000, the operating results for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. These financial statements and notes thereto should be read in conjunction with Quokka's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (SEC File Number 000-26311). The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

         The consolidated condensed financial statements include the accounts of Quokka, and all of its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Investments in and advances to a joint venture in which we had a 50% ownership interest were accounted for by the equity method.

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

Revenue Recognition

         Quokka generates revenues from digital entertainment sponsorships, advertising, electronic commerce, the sale of content, and studio services. Digital entertainment sponsorships often represent multi-year, multi-event and multi-benefit sponsorships. More recently, sponsorships have been for specific properties and for durations of approximately one year. Revenues from sponsorships are recognized using the straight line method over the terms of the agreements. Revenues from studio services are recognized in the period the service is provided. Advertising and electronic commerce revenues are recognized when the commitment is met or product is shipped and payment is assured. Quokka recognizes revenue from the sale of its proprietary content in accordance with the provisions of SFAS No. 63. Quokka has occasionally accepted property and services as payment for sponsorship. Property and services received as payment are valued at fair market value based on the amounts normally charged to third parties for similar property and services.

Cost of Revenues

        Cost of revenues consists primarily of production costs, amortization of acquired programming and distribution rights and other costs related to e-commerce revenue including product fulfillment and inbound and outbound shipping costs, and agency fees paid in connection with sponsorship and advertising revenues. Production costs include costs of personnel and consultants, computer hardware and software, travel, satellite transmission costs, field gear, cameras, satellite phones, marketing and an allocation of general and administrative expenses.

Inventory

        Inventory consists of outdoor gear and apparel, books, videos, prints and maps, and is valued at the lower of cost or market, cost being determined using the first-in, first-out method.

Goodwill

       Goodwill is associated with the purchase of ZoneNetwork.com, Inc. on March 31, 2000 and is being amortized on a straight-line basis over 24 months. The Company will periodically assess the recoverability of goodwill by determining whether the amortization of the balance over the remaining life can be recovered through undiscounted future operating cash flows of the Company's operations.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

Segment Reporting

          The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective January 1, 1998. SFAS 131 establishes standards for public enterprises to report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures concerning products and services, geographic areas and major customers. Management has determined that the Company has one principal operating segment. The adoption of SFAS 131 has had no impact on the Company's financial position or results of operations.

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

         Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of Quokka's preferred stock and exercise of in the money warrants as if such conversion and exercise occurred on January 1, 1999 or at the date of original issuance, if later. The resulting pro forma adjustments result in an increase in the weighted average shares used to compute basic and diluted net loss per share. Pro forma common equivalent shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are not included in pro forma diluted net loss per share because they would be anti-dilutive.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



         The following table sets forth the computation of historical and pro forma basic and diluted net loss per share for the periods indicated.



                                                                                  Three months ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             ------------      ------------
                                                                              (unaudited)       (unaudited)
         NUMERATOR:
              Net loss available to common stockholders                      $    (15,143)     $     (7,848)

         Denominator:
              Weighted average shares                                              44,242             9,773
              Weighted average unvested common shares subject to
                 repurchase agreements                                                (40)              (17)
                                                                             ------------      ------------
              Denominator for basic calculation and diluted
                 calculation                                                       44,201             9,756
                                                                             ============      ============
         NET LOSS PER SHARE:
              Basic and Diluted                                              $       (.34)     $       (.80)
         Anti-dilutive securities including options, warrants
              and preferred stock excluded in historical diluted
              net loss per share calculations                                      11,321            32,686

         Pro forma net loss per share:
         Net loss                                                                              $     (7,848)
         Shares used in computing net loss per share, basic and diluted                               9,756
         Adjustment to reflect assumed conversion of preferred stock
              and exercise of warrants                                                               24,245
                                                                                               ------------
         Shares used in computing pro forma net loss per share,
              basic and diluted                                                                      34,001
                                                                                               ============
         Pro forma net loss per share, basic and diluted (unaudited)                           $      (0.23)


Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, The FASB issued Statement No. 137, in which it agreed to defer for one year the implementation date of SFAS No. 133. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company is assessing the impact of SFAS No. 133 on its consolidated condensed financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

         In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation" - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Quokka has not yet determined the impact, if any, of adopting this interpretation.


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

NOTE 4  ACQUISITION

        On March 31, 2000 the Company completed the acquisition of ZoneNetwork.com, Inc., "Zone" through the issuance of 1,411,639 shares of Quokka Sports, Inc. common stock for a total purchase price of approximately $25.9 million, including acquisition costs. Also in connection with the Zone acquisition, Quokka granted to the former Zone option holders vested options to purchase 334,829 shares of Quokka common stock with exercise prices ranging from $.70 to $12.16 and issued to former Zone warrant holders warrants to purchase 33,387 shares of Quokka common stock with exercise prices ranging from $.70 to $12.16. The estimated fair value of the warrants of $1.6 million have been determined based on the Noreen-Wolfson fair value model with a volatitily of 70%. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company recorded an intangible asset of approximately $34.2 million, which is being amortized over two years. The results of operations of ZoneNetwork.com, Inc. will be included in the statement of operations as of April 1, 2000. The assets acquired and the liabilities assumed or incurred in connection with the acquisition are included in the consolidated balance sheet as of March 31, 2000. The allocations of purchase price to the assets acquired and liabilities assumed or incurred in connection with the acquisition are based on current estimates of fair values, and are subject to change at a later date.

The pro forma net sales, net income and diluted earnings per share for the quarter ended March 31, 2000, giving effect to the acquisition as if it had occurred at the beginning of the period are: (in thousands)

Pro forma net income                       $11,450
Pro forma net loss                        $(25,940)
Pro forma diluted earnings per share       $ (0.64)

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Three Months Ended
                                                                   March 31,
                                                        ------------------------------
                                                             2000              1999
                                                         (unaudited)       (unaudited)
Supplemental disclosure of cash:
  Accounts payable related to purchase of
    property and equipment                              $        831      $        484
                                                        ============      ============
  Issuance of preferred warrants under
    subordinated debt                                   $         --      $        552
                                                        ============      ============
  Issuance of preferred warrants under programming
    and distribution rights                             $         --      $        401
                                                        ============      ============
  Stock options issued as compensation for
    services rendered                                   $        500      $         28
                                                        ============      ============
  Equity issued in a business acquisition               $     22,389      $         --
                                                        ============      ============
  Amortization of programming rights                    $        645      $         --
                                                        ============      ============

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. When used in this Form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth under the subheading "Factors That May Our Affect Results" as well as those discussed in Quokka's Annual Report on Form 10-K for the year ended December 31, 1999. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

         The following should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

OVERVIEW

         Quokka Sports is a leading provider of sports entertainment for the digital world.

     We use the power of emerging digital media to bring sports enthusiasts closer to their favorite sports. We leverage our digital technology to offer live event coverage, race viewers, news and information, audio and text dispatches from athletes, games, community forums and content created by fans, as well as opportunities for the fan to purchase premium content, products and services in order to provide our audience a complete sports experience. The Quokka Sports Network is designed to appeal to a global audience. We currently cover motor racing, sailing, adventure and key Olympic summer sports, such as track and field, swimming and gymnastics. The Quokka Sports Network also includes coverage of some of the world's largest sporting events like the biennial Olympic Games, Fed Ex Championship Auto Racing (CART) Series and the Moto Grand Prix championship as a result of our relationships with our strategic partners like NBC Olympics, Inc., CART and Dorna Promocion del Deporte, S.A.

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

     Several of our contracts are multi-year, multi-event and multi-benefit sponsorships. These broader, long-term sponsorships, which we call digital entertainment sponsorships, may include a variety of benefits such as category exclusivity, embedded product placement in our programming, traditional sports sponsorship benefits and sales and marketing assistance. We plan to sell digital entertainment sponsorships to technology and communications companies. In addition, we sell shorter-term, more narrowly focused sponsorships and advertising packages, depending upon the needs and demands of our corporate customers. Our sponsorship agreements provide for periodic sponsorship fees that we recognize ratably as revenues over the corresponding period during the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Because some of our sponsorship revenues relate to our network of events rather than a single event, we do not track the profitability of each event. However, we do track production costs by event as well as the visitors to our coverage of each event.

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

     We have incurred significant net losses and negative cash flows from operations, and as of March 31, 2000, we had an accumulated deficit of $88.1 million. This accumulated deficit resulted from the production costs of our network programming, the costs of developing new and enhancing existing tools and techniques that enhance our Quokka Sports Platform technology, the costs of expanding our sales and business development efforts and other costs related to ongoing research and design. Due to the planned expansion of the Quokka Sports Network, we expect to incur significant operating losses for the foreseeable future. We may never achieve significant revenues or profitability; or if we achieve significant revenues, they may not be sustained.

     As of March 31, 2000 we had 379 employees compared to 186 at March 31,
1999.

ACQUISITION OF ZONENETWORK.COM, INC.

     On March 1, 2000, we entered into an Agreement and Plan of Merger and Reorganization to acquire ZoneNetwork.com, Inc. ("Zone"), a Washington corporation. Zone produces and operates web sites that offer digital content, products and services targeted to enthusiasts of skiing, snowboarding, hiking, mountain biking, and climbing. The Zone acquisition was completed on March 31, 2000 and was accounted for under the purchase method of accounting.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

         Our revenues increased $8.6 million to $9.5 million for the March 2000 quarter from $897,000 for the March 1999 quarter. During the March 2000 quarter, we recognized revenues from our digital entertainment sponsorship agreements, other sponsorship and advertising, content distribution, consumer revenue and other sources. Revenues for the March 1999 quarter were derived primarily from sponsorship revenues associated with the Around Alone Race and studio services.

Production Costs

         Production costs increased $5.2 million to $7.5 million for the March 2000 quarter from $2.3 million for the March 1999 quarter. Production costs include costs of personnel and consultants, computer hardware and software, travel, satellite transmission costs, field gear, cameras, satellite phones, marketing and an allocation of general and administrative expenses. The increase in production costs from 1999 to 2000 is due to increased sports programming including our sports coverage of the CART FedEx Championship Series, the FIM Racing World Championship Grand Prix motorcycle races, the 2000 America's Cup and Challenger Series yacht races, the BT Global Challenge and the North American International Auto Show. Production costs in March 1999 were associated with coverage of the Around Alone race, our sole event during the period.

Amortization of Acquired Programming and Distribution Rights

         Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight-line basis. Amortization of acquired programming and distribution rights increased $1.4 million to $1.8 million for the March 2000 quarter from $425,000 for the March 1999 quarter. This amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games and for the exclusive worldwide interactive media rights to FIM Road Racing World Championship Grand Prix and for the America's Cup 2000 Yacht Race. Acquired distribution rights represents licensing fees paid for the rights to distribute our programming on Excite@Home and Terra Networks, S.A.

Gross Profit/Loss

         Based upon the foregoing information, we had positive gross margin of $172,000 for the March 2000 quarter compared to a negative gross margin of $1.8 million for the March 1999 quarter.

Research and Engineering

         Research and engineering expenses increased $2.7 million to $4.8 million for the March 2000 quarter from $2.1 million for the March 1999 quarter. The increase represents the cost of additional personnel, costs associated with network operations, expenses incurred to improve and develop our Quokka Sports Platform and broadband applications and hosting costs related to our expanded events.

Sales and Marketing

         Sales and marketing expenses increased $5.4 million to $6.8 million for the March 2000 quarter from $1.4 million for the March 1999 quarter. Sales and marketing expenses include personnel costs, consultants, partnership marketing and

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (CONTINUED)

advertising. This increase is attributable to partnership marketing and off-line advertising, which is designed to create brand recognition and drive Internet traffic to www.quokka.com and the other properties on the Quokka Sports Network. Expenses also increased as a result of increases in the number of sales and marketing personnel.

General and Administrative

         General and administrative expenses increased $1.5 million to $3.3 million for the March 2000 quarter from $1.8 million for the March 1999 quarter. General and administrative expenses include personnel associated with general management, business and legal affairs, finance and accounting, facilities, and human resources. The increase is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure.

Depreciation

         Depreciation expenses increased $1.0 million to $1.4 million for the March 2000 quarter from $430,000 for the March 1999 quarter. Depreciation and amortization expenses consist of depreciation of computers, telecommunications equipment, software, and furniture and fixtures associated with our operational infrastructure. Amortization expense relates to leasehold improvements of our facilities in San Francisco. The increase is primarily due to purchases of additional equipment and amortization of leasehold improvements in our expanded facilities.

Losses of Associated Venture

         In December 1999, we dissolved our joint venture with Forsythe Racing, Inc. Accordingly, we did not record any losses related to the associated venture for the March 2000 quarter. Prior to December 1999, we had accounted for our 50% interest in this joint venture under the equity method of accounting. For the March 1999 quarter losses of associated venture were $452,000.

Minority Interest in Net Loss of Consolidated Subsidiary

         During the March 1999 quarter, we formed NBC/Quokka Ventures, LLC, a joint venture with NBC Olympics, Inc. to provide interactive digital coverage of the Olympic Games and related pre-games events. In connection with this venture, NBC has contributed, among other things, certain programming and content in exchange for a 49% minority interest. The fair market value of this content is being amortized over the initial term of the venture agreement from inception in February 1999 through October 2004 on a straight-line basis and is included in our amortization of acquired programming rights expense. For the March 2000 quarter, minority interest expense of $645,000 represents the minority interest's share of net losses for the period.

Interest Income/(Expense)

         Interest income, net of interest expense, increased $242,000 to $411,000 for the March 2000 quarter from $169,000 for the comparable March 1999 quarter. Interest income recorded during these periods includes interest income earned on cash and cash equivalents and investment in marketable securities. Interest expense incurred during these periods related to our financing obligations for various equipment purchases.

Net Loss

         Based upon the foregoing information, we had a net loss of $15.1 million for the March 2000 quarter compared to a net loss of $7.9 million for the March 1999 quarter.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         Since August 1996, we have financed our operations primarily through sales of our equity securities. On August 2, 1999, Quokka completed its initial public offering of common stock. Net proceeds to Quokka from that offering were approximately $54.5 million, net of underwriters' discounts and offering expenses. Total net proceeds from sales of our equity securities since August 1996 were $161.5 million through March 31, 2000.

         At March 31, 2000, we had $52.2 million in cash and cash equivalents and marketable securities. Restricted cash associated with three office leases and the employee stock purchase plan and certain cash funding requirements under the NBC/Quokka Ventures, LLC operating agreement aggregated $17.9 million at March 31, 2000. Net cash used in operating activities was $14.2 million for the three months ended March 31, 2000 and $6.4 million for the three months ended March 31, 1999. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items including compensation expense related to the issuance of warrants and options to attract key vendors and business partners. Non-cash charges related to the issuance of these warrants and options were $500,000 for the three months ended March 31, 2000 and $569,000 for the three months ended March 31, 1999. Non-cash charges relating to depreciation expense were $1.4 million for the three months ended March 31, 2000 and $430,000 for the three months ended March 31, 1999. Non-cash charges related to the amortization of programming and distribution rights were $1.8 million for the three months ended March 31, 2000 and no comparable charge for the three months ended March 31, 1999.

         Net cash provided by investing activities was $16.1 million for the three months ended March 31, 2000 resulting primarily from net sales of marketable securities offset by purchases of additional equipment and leasehold improvements in our expanded facilities. Net cash used in investing activities was $2.6 million for the three months ended March 31, 1999 resulting primarily from purchases of additional equipment and leasehold improvements in our expanded facilities.

         Net cash used in financing activities was $237,000 for the three months ended March 31, 2000 resulting primarily from payments on long-term financing arrangements offset by proceeds from the issuance of common stock. Net cash provided by financing activities was $279,000 for the three months ended March 31, 1999 resulting primarily from net proceeds from long term financing arrangements and the issuance of preferred and common stock.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES
                       FACTORS THAT MAY AFFECT OUR RESULTS


WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES FOR AT LEAST THE NEXT EIGHT QUARTERS AND MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY OR GENERATE POSITIVE CASH FLOW.

     We expect to incur losses for at least the next eight quarters, largely due to substantial planned increases in marketing expenses and expenses associated with our digital sports entertainment programming. We may be unable to generate sufficient revenues or control operating expenses to achieve or sustain profitability or generate positive cash flow. We adopted our current business model in August 1996 and began generating revenues in connection with this model during the first quarter of 1997. As of March 31, 2000, we had an accumulated deficit of $88.1 million. Our net operating losses were $15.1 million for the three months ended March 31, 2000, $56.9 million for the year ended December 31, 1999 and $9.5 million for year ended December 31, 1998. Cash used in operating activities was $14.2 million for the three months ended March 31, 2000, $48.3 million for year ended December 31, 1999 and $10.9 million for year ended December 31, 1998.

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

OUR QUARTERLY OPERATING RESULTS ARE EXPECTED TO FLUCTUATE AND OUR FAILURE TO MEET FINANCIAL ESTIMATES COULD CAUSE OUR STOCK PRICE TO SUFFER.

     Our quarterly operating results have varied in the past, and we expect them to fluctuate in future periods. For example, our revenues for the three months ended March 31, 2000 were $9.5 million compared to revenues of $897,000 for the quarter ended March 31, 1999 and $6.7 million for the preceding quarter ended December 31, 1999. These fluctuations depend on a number of factors described below and elsewhere in this "Factors That May Affect Our Results" section of this report, many of which are outside our control. We may be unable to predict our future revenues and expenses accurately or adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In particular, because digital entertainment sponsorships have a lengthy sales cycle, it is difficult to predict when new sponsorship agreements will be completed and, consequently, when revenue from new agreements will first be recognized. Any significant shortfall of revenues would have a negative impact on our results of operations. For these and other reasons, we may not meet the revenue, gross profit or earnings estimates of securities analysts or investors and our stock price could suffer. Our revenues in any quarter depend on the sports programming we offer, the sponsorship arrangements we have in place at that time and finalize during the quarter and, to a lesser extent, the advertising, content syndication and consumer revenue transactions we execute. We expect that our consumer revenues will be higher leading up to and during our major sports programming. It is likely that sponsorship deals will have a long sales cycle and may be unevenly distributed across fiscal quarters. We expect our expenses to increase over time for production and other operational costs. The timing of these expenses, as well as our obligations under existing and future contracts, could fluctuate from quarter to quarter and intensify leading up to and during significant sporting events such as the Olympic Games.

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

WE DEPEND ON A SMALL NUMBER OF SPONSORS, THE LOSS OF WHICH COULD HARM OUR REVENUES.

     To date, we have depended on a limited number of sponsors for a majority of our revenues. In the first quarter of 2000, three sponsors accounted for 58% of our revenues. In 1999, three sponsors accounted for 65% of our revenues. We anticipate that our results of operations will continue to depend, to a significant extent, upon revenues from a small number of digital entertainment sponsors. The loss of one or more sponsors could negatively affect our business. Although we seek to enter into multi-year agreements with sponsors, we cannot guarantee that these sponsors will maintain their association with us. Certain of our sponsors have the right to terminate our agreement with them if they are dissatisfied with our performance, and certain digital entertainment sponsors have the right to terminate our agreements after a specified period of time as set forth in the applicable contract. The termination or renegotiation of any sponsorship agreement could have a material adverse affect on our business and financial results.

A DISASTER OR MALFUNCTION THAT DISABLES OUR COMPUTER SYSTEMS COULD HARM OUR WEB SITES AND REDUCE THE APPEAL OF OUR PROGRAMMING.

     Substantially all of our communications hardware and computer hardware operations are located in our facilities in San Francisco, California and at Intel Online Services in Santa Clara, California and Frontier GlobalCenter in Sunnyvale, California, where our web sites are hosted. Our Olympics web site is hosted by IBM at their facilities located in Redwood City, California, Bethesda, Maryland and Schaumburg, Illinois. Our operations depend on our ability to protect these systems against damage from fire, earthquakes, power loss, telecommunications failures, break-ins and similar events. Additionally, computer viruses, electronic break-ins or other similar disruptive problems could harm our web sites. A disaster or malfunction that disables either our San Francisco production facility or any of our hosting services facilities could cause an interruption in the production and distribution of our programming, limit the quantity or timeliness of updates to our productions or limit the speed at which our audience can access our content. Any of these occurrences could reduce the appeal of our programming. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not have a formally documented disaster recovery plan for major disasters.

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

     If appropriate opportunities arise, we intend to acquire businesses, technologies, services or products that we believe are strategic for our success. For example, we recently acquired ZoneNetwork.com, Inc. The digital sports entertainment industry is new, highly competitive and rapidly changing. We believe these industry dynamics could result in a high level of acquisition activity as companies seek to gain competitive advantage. Competitive forces could require us to acquire companies or technology. Our competitive position in the industry could decline if we are unable to acquire businesses or technology that are strategic for our success or if we fail to successfully integrate any acquisitions with our current business. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures, including the allocation of significant management time and company resources that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized.

FAILURE BY THIRD PARTIES ON WHOM WE DEPEND FOR INTERNET ACCESS, DELIVERY OF OUR PROGRAMMING AND GENERATION OF MULTIPLE REVENUE STREAMS COULD HARM OUR OPERATIONS AND REVENUES.

     Our audience depends on Internet service providers, online service providers and other web site operators for access to our web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Access by our audience outside the United States could also be delayed or interrupted due to the uncertainty of the telecommunications infrastructure inferring countries.

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

WE WILL NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS AND COULD RESULT IN ADDITIONAL DILUTION

     In order to achieve our aggressive plans for growth and expansion, we anticipate that we will need to raise additional capital in the next twelve months. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and the securities issued may have rights, preferences and privileges senior to those of our common stock.

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

     Sales of a substantial number of shares in the public market after our initial public offering could negatively affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Although our 180-day underwriters' lock-up from our IPO expired in January 2000, some of our stockholders beneficially owning in the aggregate approximately 30.6 million shares of common stock have entered into lock-up agreements with us generally providing that, with certain limited exceptions, the stockholder will not offer, sell, contract to sell grant any option to purchase or otherwise dispose of any shares of common stock held by those stockholders, without our prior written consent until July 21, 2000. Any shares subject to these lock-up agreements may be released at any time by us, with or without notice.

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

     Additionally, our sponsorship agreements typically require the delivery of a specified number of brand impressions, which refers to the number of times and duration that the sponsor's brand appears on a user's screen while the user is connected to our web sites. Our fulfillment of these commitments assumes that we will be able to deliver these brand impressions on sports programming that we acquire or create. Owners of rights to sporting events often have pre-arranged sponsor lists they require us to honor. Pre-existing sponsorship relationships may prevent us from meeting the minimum commitments we have to our exclusive digital entertainment sponsors and other sponsors and advertisers, and could cause us to allocate impressions to our sponsors that were otherwise available for additional revenue generating purposes. These pre-existing sponsorship relationships could also negatively affect our business by limiting our ability to attract new sponsors. We might acquire or create additional programming that would allow us to provide our sponsors with sufficient brand impressions for which we would incur additional expenses.

WE FACE MANY OTHER RISKS, AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, INCLUDING THE FOLLOWING:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time Quokka is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2000, Quokka has issued and sold unregistered securities as follows:

        On March 31, 2000, 1,411,639 shares of common stock were issued to the former shareholders of Zone upon the closing of the Zone acquisition. Also in connection with the Zone acquisition, Quokka granted to the former Zone optionholders vested options to purchase 334,829 shares of Quokka common stock with exercise prices ranging from $.70 to $12.16 and issued to former Zone warrantholders warrants to purchase 33,387 shares of Quokka common stock with exercise prices ranging from $.70 to $12.16.

All sales of securities were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. Each acquirer was, or was represented by, a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to Quokka that the shares were being acquired for investment.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

        a. The 2000 Annual Meeting of Stockholders of the Company was held on May 3, 2000. The three persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the 2003 Annual Meeting and until their successors are elected and qualified, or until a director's earlier death, resignation or removal. There were 40,369,821 votes cast in the election of directors and there were 37,136 abstentions and 12,266 broker non-votes. The voting regarding each nominee was as follows: Alan S. Ramadan (for: 40,382,087 /withheld: 37,136); John Bertrand A.M. (for: 40,512,021 /withheld: 47,202); and Roel Pieper (for: 40,369,821 /withheld: 49,402). The following directors' terms of office as directors continued after the meeting: Walter W. Bregman, James G. Shennan, Jr., Richard H. Williams and Barry M. Weinman.

        b. Also at the 2000 Annual Meeting of Stockholders of the Company, the stockholders ratified the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 2000, with 40,371,395 votes for; 42,908 votes against; and 4,920 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


   EXHIBIT
    NUMBER                       DESCRIPTION
    -------                      -----------
     2.01        Agreement and Plan of Merger and Reorganization dated March 1, 2000 by and among Registrant, Montana Acquisition Corporation and
                 ZoneNetwork.con, Inc.(1)
     3.03        Amended and Restated Bylaws
     4.03        Amended and Restated Investor Rights Agreement dated March 31, 2000 among Quokka and certain investors named therein. (1)
     4.04        Registration Rights Agreement dated March 30, 2000 between Quokka and
                 KLAS, Inc.
     10.17       Employment Agreement dated January 18, 2000 between Quokka and Michael Gough.

     27.1        Financial Data Schedule.


---------------

(1) Incorporated by reference to Quokka's Report on Form 8-K filed on April 14, 2000.

  (b) Reports on Form 8-K.

1. On April 14, 2000, Quokka filed a current report on Form 8-K dated March 31, 2000. [The current report was amended on May 10, 2000 to include the financial statements of Zone and the pro forma financial information reflecting the purchase combination of Quokka and Zone for the year ended December 31, 1999.]

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

Dated: May 12, 2000

                                  EXHIBIT INDEX



   EXHIBIT
    NUMBER                        DESCRIPTION
   -------                        -----------
     2.01        Agreement and Plan of Merger and Reorganization dated March 1, 2000 by and among Registrant, Montana Acquisition Corporation and
                 ZoneNetwork.con, Inc.(1)
     3.03        Amended and Restated Bylaws
     4.03        Amended and Restated Investor Rights Agreement dated March 31, 2000 among Quokka and certain investors named therein. (1)
     4.04        Registration Rights Agreement dated March 30, 2000 between Quokka and
                 KLAS, Inc.
     10.17       Employment Agreement dated January 18, 2000 between Quokka and Michael Gough.

     27.1        Financial Data Schedule.


---------------
(1) Incorporated by reference to Quokka's Report on Form 8-K filed on April 14, 2000.