Form 10-Q
period 2000-06-30
QUOKKA SPORTS INC
filed 2000-08-14
CIK 1037737

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

        [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________.

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

                                 Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $.0001 par value per share, outstanding at August 7, 2000 was 46,341,770.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: the future gross profit performance of Quokka Sports, Inc. and its subsidiaries (the "Company" or "Quokka"); the Company's future capital needs and anticipated financing transactions; the Company's ability to complete pending acquisition transactions or to achieve anticipated efficiencies of the combined company; the Company's projected programming schedule; the Company's ability to retain existing sponsors and attract and retain additional sponsors; the Company's future research and development; the Company's ability to generate revenue from electronic commerce and content syndication; the Company's ability to expand its audience base; the Company's ability to reduce the proportion of property and services accepted as payment; statements related to industry trends and future growth in the markets for broadband applications and content; the amount of studio services that the Company offers; and future profitability.

        Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in "Factors That May Affect Our Results" beginning on page 21, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                               QUOKKA SPORTS, INC.

               INDEX TO FORM 10-Q FOR QUARTER ENDED JUNE 30, 2000


                                                                              PAGE
                                                                              -----
                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited):

         Consolidated Condensed Balance Sheets as of June 30, 2000
           and December 31, 1999                                                4

         Consolidated Condensed Statements of Operations for the
           Three and Six Months Ended June 30, 2000 and 1999                    5

         Consolidated Condensed Statements of Cash Flows for the Six
           Months Ended June 30, 2000 and 1999                                  6

         Notes to Unaudited Consolidated Condensed Financial
           Statements.                                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             27

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                     28

Item 2.  Changes in Securities and Use of Proceeds                              28

Item 3.  Defaults Under Senior Securities                                       28

Item 4.  Submission of Matters to a Vote of Security Holders                    28

Item 5.  Other Information                                                      28

Item 6.  Exhibits and Reports on Form 8-K                                       29

Signature                                                                       30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              June 30,        December 31,
                                                                                2000            1999
                                                                              ---------       ---------
ASSETS                                                                       (unaudited)      (audited)
Current assets:
  Cash and cash equivalents                                                   $   4,269       $   3,855
  Restricted cash                                                                 3,740           3,200
  Investments in marketable securities                                           15,285          61,702
  Accounts receivable, net                                                       11,285           6,067
  Inventory, net                                                                    249               -
  Acquired programming and distribution rights                                   10,239          12,042
  Prepaid and other expenses                                                      4,535           1,823
                                                                              ---------       ---------
      Total current assets                                                       49,602          88,689

Property and equipment, net                                                      14,470          10,551
Other assets                                                                        425             640
Goodwill and other intangibles                                                   30,529               -
                                                                              ---------       ---------
        Total assets                                                          $  95,026       $  99,880
                                                                              =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $   3,715       $   2,427
  Accrued expenses                                                               11,599           3,797
  Current portion of long-term debt and capitalized lease obligations             6,343           6,041
  Deferred revenues                                                               4,733           3,864
                                                                              ---------       ---------
      Total current liabilities                                                  26,390          16,129
                                                                              ---------       ---------
Long term debt and capitalized lease obligations, net of current portion          8,956          11,493
                                                                              ---------       ---------
Stockholders' equity

Preferred stock                                                                       -               -
Common stock, voting and non-voting                                                   5               4
Additional paid-in capital                                                      164,646         137,460
Warrants and other                                                                7,831           7,831
Treasury stock, at cost                                                            (107)           (107)
Accumulated deficit                                                            (112,695)        (72,930)
                                                                              ---------       ---------
   Total stockholders' equity                                                    59,680          72,258
                                                                              ---------       ---------
     Total liabilities and stockholders' equity                               $  95,026       $  99,880
                                                                              =========       =========


See accompanying notes to unaudited consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                   Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                                -----------------------       -----------------------
                                                                  2000           1999           2000           1999
                                                                --------       --------       --------       --------
Revenues                                                        $ 12,587       $  2,552       $ 22,097       $  3,449
                                                                --------       --------       --------       --------
Cost of revenues
 Production and other costs                                        9,762          4,050         17,278          6,342
 Amortization of programming and distribution rights               1,797          1,212          3,618          2,087
                                                                --------       --------       --------       --------
     Total cost of revenues                                       11,559          5,262         20,896          8,429
                                                                --------       --------       --------       --------
        Gross profit/(loss)                                        1,028         (2,710)         1,201         (4,980)
Operating expenses
 Research and engineering                                          6,637          4,522         11,425          6,654
 Sales and marketing                                               8,816          7,670         15,642          8,610
 General and administrative                                        4,010          2,606          7,279          4,398
 Restructuring costs                                                 516              -            588              -
 Depreciation                                                      2,009            720          3,426          1,150
 Amortization of goodwill                                          4,247              -          4,247              -
                                                                --------       --------       --------       --------
     Total operating expenses                                     26,235         15,518         42,607         20,812
                                                                --------       --------       --------       --------
        Loss from operations                                     (25,207)       (18,228)       (41,406)       (25,792)

Losses of associated venture                                           -            615              -          1,067
Minority interest in net loss of consolidated subsidiary            (645)          (645)        (1,291)          (645)
Interest income/(expense), net                                       (59)            44            352            212
                                                                --------       --------       --------       --------
        Net loss                                                $(24,621)      $(18,154)      $(39,763)      $(26,002)
                                                                ========       ========       ========       ========
Net loss per share:
  Basic and diluted                                             $   (.54)      $  (1.84)      $   (.88)      $  (2.66)
  Weighted average shares outstanding -  basic and diluted        45,932          9,892         45,019          9,788
                                                                ========       ========       ========       ========


See accompanying notes to unaudited consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                               2000           1999
                                                                             ---------      ---------
Cash flows from operating activities:
 Net loss                                                                    $(39,763)      $(26,002)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Loss on disposal of fixed assets                                                 171              -
 Depreciation                                                                   3,426          1,150
 Amortization of acquired programming and distribution rights                   3,618          2,087
 Amortization of goodwill                                                       4,247              -
 Minority interest in net loss of consolidated subsidiary                      (1,291)          (645)
 Non-cash compensation-related charges                                          2,222          1,623
 Changes in operating assets and liabilities:
  Inventory                                                                       754              -
  Accounts receivable                                                          (4,633)        (1,740)
  Acquired rights                                                                (525)          (675)
  Prepaid expenses and other expenses                                          (2,604)        (1,148)
  Other assets                                                                    236              -
  Accounts payable                                                             (5,777)         2,389
  Accrued expenses                                                              5,017          1,718
  Deferred revenues                                                               869          2,397
                                                                             ---------      ---------
    Net cash used in operating activities                                     (34,033)       (18,846)
                                                                             ---------      ---------
Cash flows from investing activities:
 Increase in restricted cash                                                     (540)             -
 Net sale/(purchases) of marketable securities                                 46,417              -
 Business acquisitions, net of cash acquired                                      130              -
 Purchase of property and equipment                                            (6,457)        (4,131)
                                                                             ---------      ---------
    Net cash provided by (used in) investing activities                        39,550         (4,131)
                                                                             ---------      ---------
Cash flows from financing activities:
 Payments on notes, long-term capital leases and financing arrangements        (6,776)          (555)
 Proceeds from the issuance of common stock,
   net of issuance cost                                                         1,673            292
 Purchase of treasury stock                                                         -            (95)
 Proceeds from the issuance of Series B Preferred stock,
   net of issuance cost                                                             -         39,920
                                                                             ---------      ---------
    Net cash provided by (used in) financing activities                        (5,103)        39,562
                                                                             ---------      ---------
Net increase in cash and cash equivalents                                         414         16,585

Cash and cash equivalents, beginning of period                                  3,855         23,994
                                                                             ---------      ---------
Cash and cash equivalents, end of period                                     $  4,269       $ 40,579
                                                                             =========      =========

See accompanying notes to unaudited consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES


  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS,
                             EXCEPT PER SHARE DATA)


NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        Quokka Sports, Inc., "Quokka" or the "Company", is an independent digital sports network providing real-time coverage of sporting events for worldwide audiences. Using digital assets generated at sports venues that are under-utilized by traditional media, Quokka is building a digital sports network by creating digital programming content that is specifically designed for interactive distribution systems and other entertainment devices.

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

Going Concern Discussion

        The accompanying unaudited consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2000, the Company had approximately $23.3 million in cash, cash equivalents and marketable securities. As shown in the unaudited consolidated condensed financial statements, the Company has experienced a substantial increase in operating expenses since inception in connection with the growth of its operations and staffing. The Company has incurred significant operating losses since inception, has an accumulated deficit of $112.7 million at June 30, 2000 and had operating cash outflows during the six months ended June 30, 2000 of $34.0 million.

        The Company was not in compliance with certain covenants related to its debt facilities at June 30, 2000, but has received the appropriate waivers for the six months ended June 30, 2000 and through August 31, 2000. If the Company is not in compliance at any of the future quarterly dates, the bank has the right to call the loan, which could cause the Company to renegotiate with the bank for forbearance, make other financial arrangements or take other actions in order to pay down the loan, if required. However, there can be no assurance that such revised covenants will be met or that replacement financing will be available. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        The Company has determined that it must raise additional funds to support its operations and implement its business strategy over the next 12 months, and is undertaking efforts to raise additional capital. These efforts include the planned issuance of convertible promissory notes in a private placement during the third quarter of 2000, with expected gross proceeds of approximately $50 million. The Company believes that the net proceeds from this offering, along with cash, cash equivalents and marketable securities on hand, will be sufficient to fund its cash requirements for operations, working capital and capital expenditures for at least the next 12 months. Thereafter, the Company may need to raise additional funds. In the event that this planned offering is not consummated, the Company believes that it will need to raise additional capital, either from the sale of equity or debt securities, or from other sources such as borrowings from banks, in order to continue with its current business strategy on the planned timetable. Although no assurances can be given that the efforts to raise additional capital will be successful, based on the Company's history of raising equity, the Company believes that it can successfully raise funds necessary to support its plans for the next 12 months. In the event that the Company is not able to raise such additional funds, it has prepared a contingency plan that consists of reductions in personnel and marketing and capital expenditures which, in the opinion of our management, could be implemented and would allow the Company to continue our operations for a reasonable period of time. However, the implementation of this contingency plan could have material adverse effects on the Company's long-term operations. This announcement is neither an offer to sell nor a solicitation of an offer to buy any of the securities mentioned above.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

        The consolidated condensed financial statements include the accounts of Quokka, and all of its wholly and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated condensed financial statements. During 1999, investments in and advances to a joint venture in which we had a 50% ownership interest were accounted for by the equity method.

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

Cost of Revenues

        Cost of revenues consists primarily of production costs, amortization of acquired programming and distribution rights and other costs related to e-commerce revenue including product fulfillment and inbound and outbound shipping costs. Production costs include costs of personnel and consultants, software, travel, satellite transmission costs, field gear, marketing and an allocation of general and administrative expenses.

Inventory

        Inventory consists of outdoor gear and apparel, books, videos, and assorted Olympics merchandise, and is valued at the lower of cost or market, cost being determined using the first-in, first-out method.

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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Comprehensive Income

        The functional currency of Quokka's subsidiaries is the local currency. Accordingly, Quokka applies the current rate method to translate the subsidiaries' financial statements into United States dollars. SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. Translation adjustments are deemed immaterial and included as a component of additional paid-in capital in the accompanying financial statements.

Segment Reporting

        The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" effective January 1, 1998. SFAS 131 establishes standards for public enterprises to report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures concerning products and services, geographic areas and major customers. Management has determined that the Company has one principal operating segment. The adoption of SFAS 131 has had no impact on the Company's financial position or results of operations.

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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



        The following table sets forth the computation of historical and pro forma basic and diluted net loss per share for the periods indicated.

                                                               Three months ended             Six months ended
                                                                    June 30,                     June 30,
                                                              2000           1999           2000           1999
                                                            ---------      ---------      ---------      ---------
                                                           (unaudited)    (unaudited)    (unaudited)    (unaudited)
NUMERATOR:
    Net loss available to common stockholders               $(24,621)      $(18,154)      $(39,764)      $(26,002)
DENOMINATOR:
    Weighted average shares                                   45,952          9,970         45,039          9,865
    Weighted average unvested common shares subject to
       repurchase agreements                                     (20)           (78)           (20)           (77)
                                                            ---------      ---------      ---------      ---------
    Denominator for basic calculation and diluted
       calculation                                            45,932          9,892         45,019          9,788
                                                            =========      =========      =========      =========
NET LOSS PER SHARE:
    Basic and Diluted                                       $   (.54)      $  (1.84)      $   (.88)      $  (2.66)
Anti-dilutive securities including options, warrants
    and preferred stock not included in historical
    net loss per share calculations                           13,626         35,088         13,626         34,082


Recently Issued Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which is effective for the Company in 2000, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company is assessing the requirements of SFAS No. 133 and the effects, if any, on the Company's financial position, results of operations and cash flows.

        In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal quarter ending after June 30, 2000. The Company will be required to adopt SFAS No. 133 for the year ending December 31, 2001. The Company has not engaged in hedging activities or invested in derivative instruments.

        In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. The adoption of SAB No. 101 will not have a material impact on the Company's financial position and results of operation.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


        In April 2000, FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN No. 44") was issued. FIN No. 44 clarifies the application of APB No. 25 for only certain issues. Among other issues, FIN No. 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material impact on the Company's financial position and results of operations. The Company does not expect that the adoption of the remaining conclusions will have a material effect on the financial statements.

        In January 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 99-17 "Accounting for Advertising Barter Transactions" (the "Issue"). The Issue states that revenue and expense should be recognized at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable within the limits of the Issue. If the fair value of the advertising surrendered in the barter transaction is not determinable within the limits of the Issue, the barter transaction should be recorded based on the carrying amount of the advertising surrendered, which likely would be zero. The adoption of EITF 99-17 did not have a material effect on the Company's business practice.


NOTE 3. INITIAL PUBLIC OFFERING ("IPO")

        On July 28, 1999, Quokka issued 5,000,000 shares of its common stock at an initial public offering price of $12.00 per share. The net proceeds to Quokka from that offering were approximately $54.5 million after deducting the underwriters' discount and offering expenses. Concurrent with the IPO, warrants were exercised to purchase 452,048 shares of common stock at prices ranging from $0.50 to $3.25 per share, resulting in additional capital proceeds to the Company totaling $486,000. In addition, upon completion of the IPO, each outstanding share of the Company's convertible preferred stock was automatically converted into one share of common stock and outstanding warrants to purchase 3,115,336 shares of preferred stock were automatically converted into warrants to purchase 3,113,252 shares of common stock (after consideration of net exercises).

NOTE 4. ACQUISITIONS

        On March 31, 2000, the Company completed the acquisition of ZoneNetwork.com, Inc. ("Zone") through the issuance of 1,411,639 shares of Quokka common stock for a total purchase price of approximately $25.9 million, including acquisition costs. Also in connection with the Zone acquisition, Quokka granted to the former Zone option holders vested options to purchase 334,829 shares of Quokka common stock with exercise prices ranging from $.70 to $12.16 per share and issued to former Zone warrant holders warrants to purchase 33,387 shares of Quokka common stock with exercise prices ranging from $.70 to $12.16 per share. The estimated fair value of the warrants of $1.6 million has been determined based on the Noreen-Wolfson fair value model with a volatility of 70%. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company recorded goodwill of approximately $34.2 million, which is being amortized over two years. The results of operations of Zone were included in the statement of operations beginning April 1, 2000. The assets acquired and the liabilities assumed or incurred in connection with the acquisition are included in the consolidated balance sheet as of March 31, 2000. The allocations of purchase price to the assets acquired and liabilities assumed or incurred in connection with the acquisition are based on estimates of fair values.

The pro forma net sales, net loss and diluted earnings per share for the six months ended June 30, 2000, giving effect to the Zone acquisition as if it had occurred at January 1, 2000 (in thousands, except per share data) are:

Pro forma net sales                         $24,037
Pro forma net loss                          $(50,561)
Pro forma diluted earnings per share        $(1.10)

        On June 8, 2000, the Company signed a definitive agreement to acquire a controlling interest in Golf.com, LLC, a privately-held company that is in the business of developing, marketing and distributing a golf related online service to be accessed via the Internet. Quokka will issue approximately 3.9 million shares of common stock in exchange for 71% of the ownership interest in Golf.com, LLC. This transaction is expected to close by the end of September 2000, subject to various conditions, including approval by Quokka's stockholders.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

                                                  Six Months Ended
                                                      June 30,
                                             -------------------------
                                                 2000         1999
                                             -----------   -----------
                                             (unaudited)   (unaudited)
Supplemental disclosure of cash:

  Equipment financed through capital lease           $-      $  331
                                                =======      ======
  Accounts payable related to purchase of
    property and equipment                      $   968      $  572
                                                =======      ======

  Issuance of Preferred warrants for
    subordinated debt                                $-      $  421
                                                =======      ======
  Issuance of Preferred warrants under
     programming and distribution rights             $-      $6,104
                                                =======      ======
  Issuance of Preferred warrants as
    compensation for services rendered               $-      $1,154
                                                =======      ======
  Notes payable related to purchase of
    acquired rights                                  $-      $8,251
                                                =======      ======
  Notes payable related to purchase of
    property and equipment                           $-      $2,293
                                                =======      ======
  Equity issued in a business acquisition       $22,389          $-
                                                =======      ======
  Stock options issued as compensation for
    services rendered                           $ 2,222      $   48
                                                =======      ======

NOTE 6. NOTE PAYABLE

        At June 30, 2000, Quokka was in default of certain financial covenants relating to a $2 million equipment financing loan with Silicon Valley Bank ("SVB"). On July 26, 2000, Quokka obtained a waiver of the default from SVB until August 31, 2000.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 7. RESTRUCTURING COSTS

        Restructuring costs for the quarter ended June 30, 2000 were $516,000. These costs are associated with a change in our e-commerce operational model from in-house to outsource fulfillment. As a result, 22 employees associated with in-house fulfillment were terminated prior to quarter end. Included in the restructuring costs are severance expenses as well as the write-off of related in-house software that managed the e-commerce process that has been taken out of service. All restructuring costs have been expensed within operating expenses. At June 30, 2000, a remaining accrual of $118,105 was included in accrued liabilities and is expected to be relieved by September 30, 2000.


NOTE 8. SUBSEQUENT EVENT

        On July 20, 2000, the Company signed a definitive agreement to acquire Total Sports Inc., an event-centered, online sports media company. Quokka will issue up to 15 million shares of common stock for all common stock, preferred stock, stock options and warrants of Total Sports outstanding at the close of the transaction. The transaction is expected to close by the end of October 2000, subject to various conditions, including approval by Quokka's stockholders.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. When used in this Form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth under the subheading "Factors That May Our Affect Results" as well as those discussed in Quokka's Annual Report on Form 10-K for the year ended December 31, 1999 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2000. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

        The following should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 29, 2000 and other documents that have been filed with the SEC.

OVERVIEW

        Quokka Sports is a leading provider of sports entertainment for the digital world.

        We use the power of emerging digital media to bring sports enthusiasts closer to their favorite sports. We leverage our digital technology to offer live event coverage, race viewers, news and information, audio and text dispatches from athletes, games, community forums and content created by fans, as well as opportunities for the fan to purchase premium content, products and services in order to provide our audience a complete sports experience. The Quokka Sports Network is designed to appeal to a global audience. We currently cover motor racing, sailing, action sports such as climbing, hiking, skiing, snow boarding, adventure racing and mountain biking, and key Olympic summer sports, such as track and field, swimming and gymnastics. The Quokka Sports Network also includes coverage of some of the world's largest sporting events like the biennial Olympic Games, FedEx Championship Auto Racing (CART) Series and the Motor Grand Prix championship as a result of our relationships with our strategic partners like NBC Olympics, Inc., CART and Dorna Promocion del Deporte, S.A.

        We generate revenue from three sets of customers: from business customers through sales of sponsorships and advertising; from media companies through revenue from content syndication; and from consumers through sales of premium content, sports memorabilia, officially-licensed merchandise and other products and services. We currently derive the majority of our revenues from the sale of sponsorship and advertising packages to corporations. In the past, we have accepted property and services that we use in our business as payment for sponsorships, including Internet access, computer equipment, digital cameras, hosting services and telecommunications equipment and services. Property and services received as payment are valued at fair market value based on the amounts normally charged to third parties for similar property and services. We intend to reduce the proportion of property and services accepted for payment in future periods, although we may not be successful in this regard.

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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


        As a direct result of having only a small number of live programs at any time, revenues from sponsorships, advertising and consumer revenues have varied on both a quarterly and annual basis during our short operating history. Revenues may fluctuate from period to period in the future depending upon our ability to attract and retain sponsors and advertisers, the number of live events that are being produced and distributed simultaneously during any one period, our ability to maintain a continuous programming calendar, our ability to attract a worldwide audience for our sporting events, our ability to acquire long-term digital and other intellectual property rights to global sporting events, our ability to develop and produce sports programming that will attract a global audience, our ability to acquire and integrate other companies, our ability to select and offer the right merchandise and services for our audience to buy and our ability to obtain or create content that is valuable to other media companies.

        We also generate revenues by providing studio services that could lead to digital sports entertainment programming and long-term sponsorship opportunities. These revenues are recognized in the period the service is provided. We intend to continue to offer studio services; however, we expect studio services to decline substantially as a percentage of overall revenues in future periods and ultimately we may choose to discontinue offering these services.

        We have incurred significant net losses and negative cash flows from operations, and as of June 30, 2000, we had an accumulated deficit of $112.7 million. This accumulated deficit resulted from the production costs of our network programming, the costs of developing new and enhancing existing tools and techniques that enhance our Quokka Sports Platform technology, the costs of expanding our sales and business development efforts and other costs related to ongoing research and design. Due to the planned expansion of the Quokka Sports Network, we expect to incur significant operating losses for the foreseeable future. We may never achieve significant revenues or profitability; or if we achieve significant revenues or profitability, they may not be sustained.

        As of June 30, 2000 we had 382 employees compared to 242 at June
30, 1999.

ACQUISITIONS

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

        On June 8, 2000, we signed a definitive agreement to acquire a controlling interest in Golf.com, LLC, a privately-held company that is in the business of developing, marketing and distributing golf related online services via the Internet. Quokka will issue approximately 3.9 million shares of common stock in exchange for 71% of the ownership interest in Golf.com, LLC. This transaction is expected to close by the end of September 2000, subject to various conditions, including approval by Quokka's stockholders.

        On July 20, 2000, we signed a definitive agreement to acquire Total Sports Inc., an event-centered, online sports media company. Quokka will issue approximately 15 million shares of common stock in exchange for all of the outstanding capital stock, options and warrants of Total Sports, and the transaction is expected to close by the end of October 2000, subject to various conditions, including approval by Quokka's stockholders and Total Sports' stockholders.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

        Our revenues increased $10.0 million to $12.6 million for the June 2000 quarter from $2.6 million for the June 1999 quarter. This increase was due to an increase in the number of digital entertainment sponsors for the quarter. During the June 2000 quarter, we recognized revenues from our digital entertainment sponsorship agreements, other sponsorship and advertising, content distribution, consumer revenue and other sources. Revenue for the June 1999 quarter were derived primarily from our digital entertainment sponsorship agreements and sponsorship revenue from the Around Alone sailing event.

Production Costs

        Production costs increased $5.7 million to $9.8 million for the June 2000 quarter from $4.1 million for the June 1999 quarter. Production costs include costs of personnel and consultants, software, travel, satellite transmission costs, field gear, marketing and an allocation of general and administrative expenses. The increase in production costs from 1999 to 2000 is due to increased sports programming including our sports coverage of the FedEx CART Championship Series, the FIM Road Racing World Championship Grand Prix motorcycle races, the BT Global Challenge, coverage of Everest 2000, the 100th U.S. Open at Pebble Beach, GM Experience at Le Mans and the 2000 North American International Auto Show.

Amortization of Acquired Programming and Distribution Rights

        Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight-line basis. Amortization of acquired programming and distribution rights increased $600,000 to $1.8 million for the June 2000 quarter from $1.2 million for the June 1999 quarter. This amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games and for the exclusive worldwide interactive media rights to FIM Road Racing World Championship Grand Prix and for the America's Cup 2000 Yacht Race. Acquired distribution rights represents licensing fees paid for the rights to distribute our programming on Excite@Home and Terra Networks, S.A.

Gross Profit/Loss

        Based upon the foregoing information, we had a positive gross margin of $1.0 million for the June 2000 quarter compared to a negative gross margin of $2.7 million for the June 1999 quarter.

Research and Engineering

        Research and engineering expenses increased $2.1 million to $6.6 million for the June 2000 quarter from $4.5 million for the June 1999 quarter. The increase represents the cost of additional personnel, costs associated with network operations, expenses incurred to improve and develop our Quokka Sports Platform and broadband applications and hosting costs related to our expanded events.

Sales and Marketing

        Sales and marketing expenses increased $1.1 million to $8.8 million for the June 2000 quarter from $7.7 million for the June 1999 quarter. Sales and marketing expenses include personnel costs, consultants, partnership marketing and advertising. This increase is attributable to partnership marketing and off-line advertising, which is designed to create brand recognition and drive Internet traffic to www.quokka.com and the other properties on the Quokka Sports Network. Expenses also increased as a result of increases in the number of sales and marketing personnel.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


General and Administrative

        General and administrative expenses increased $1.4 million to $4.0 million for the June 2000 quarter from $2.6 million for the June 1999 quarter. General and administrative expenses include personnel associated with general management, business and legal affairs, finance and accounting, facilities, and human resources. The increase is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure.

Restructuring Costs

        Restructuring costs for the quarter ended June 30, 2000 were $516,000. These costs are associated with a change in our e-commerce operational model from in-house to outsource fulfillment. As a result, 22 employees associated with in-house fulfillment were identified and terminated prior to quarter end. Included in the restructuring costs are severance expenses as well as the write-off of related in-house software that managed the e-commerce function that has been taken out of service. All restructuring costs have been expensed within operating expenses. At June 30, 2000, a remaining accrual of $118,105 was included in accrued liabilities and is expected to be relieved by September 30, 2000.

Depreciation

        Depreciation expenses increased $1.3 million to $2.0 million for the June 2000 quarter from $720,000 for the June 1999 quarter. Depreciation and amortization expenses consist of depreciation of computers, telecommunications equipment, software, and furniture and fixtures associated with our operational infrastructure. Amortization expense relates to leasehold improvements of our facilities in San Francisco. The increase is primarily due to purchases of additional equipment and amortization of leasehold improvements in our expanded facilities associated with the scaling up of our operations in connection with the upcoming Olympics.

Goodwill

        Goodwill amortization for the June 2000 quarter was $4.2 million. Goodwill is associated with the purchase of ZoneNetwork.com, Inc. on March 31, 2000 and is being amortized on a straight-line basis over 24 months.

Losses of Associated Venture

        In December 1999, we dissolved our joint venture with Forsythe Racing, Inc. Accordingly, we did not record any losses related to the associated venture for the March 2000 quarter. Prior to December 1999, we had accounted for our 50% interest in this joint venture under the equity method of accounting. For the March 1999 quarter, losses of associated venture were $615,000.

Minority Interest in Net Loss of Consolidated Subsidiary

        During February 1999, we formed NBC/Quokka Ventures, LLC, a joint venture with NBC Olympics, Inc. to provide interactive digital coverage of the Olympic Games and related pre-games events. In connection with this venture, NBC has contributed, among other things, certain programming and content in exchange for a 49% minority interest. The fair market value of this content is being amortized over the initial term of the venture agreement from inception through October 2004 on a straight-line basis and is included in our amortization of acquired programming rights expense. For the June 2000 and 1999 quarters, minority interest of $645,000 represents the minority interest's share of net losses for the period.

Interest Income/(Expense)

        Interest expense, net of interest income, was $59,000 for the June 2000 quarter. Interest income, net of interest expense, was $44,000 for the June 1999 quarter. The increase in interest expense was due to a decrease in our cash balance. Interest income recorded during these periods includes interest income earned on cash and cash equivalents and investment in marketable securities. Interest expense incurred during these periods related to our financing obligations for various equipment purchases.

Net Loss

        Based upon the foregoing information, we had a net loss of $24.6 million for the June 2000 quarter compared to a net loss of $18.2 million for the June 1999 quarter.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

        Our revenues increased $18.7 million to $22.1 million for the six months ended June 30, 2000 from $3.4 million for the comparable 1999 period. This increase was due to an increase in the number of digital entertainment sponsors for the six month period. Revenue for the six months ended June 30, 2000 were derived primarily from our digital entertainment sponsorship agreements, other sponsorship and advertising, content distribution, consumer revenue and other sources. Revenue for the six months ended June 30, 1999 were derived primarily from our digital entertainment sponsorship agreements and sponsorship revenue from the Around Alone sailing event.

Production Costs

        Production costs increased $11.0 million to $17.3 million for the six months ended June 30, 2000 from $6.3 million for the six months ended June 30, 1999. The increase in production costs from 1999 to 2000 is due to increased sports programming including our sports coverage of the FedEx CART Championship Series, the FIM Road Racing World Championship Grand Prix motorcycle races, the America's Cup 2000 and Challenger Series yacht races, the BT Global Challenge, coverage of Everest 2000, the 100th U.S. Open at Pebble Beach, GM Experience at Le Mans and the 2000 North American International Auto Show. This increase reflects costs associated with eight events produced or in pre-production during the period as compared to one event, The Around Alone Race, during the comparable 1999 period. Also included in 1999 production costs are costs associated with the launch of our www.quokka.com network in March 1999.

Amortization of Acquired Programming and Distribution Rights

        Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight-line basis. Amortization of acquired programming and distribution rights increased $1.5 million to $3.6 million for the six months ended June 2000 from $2.1 million for the six months ended June 1999 quarter. This amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games and for the exclusive worldwide interactive media rights to FIM Road Racing World Championship Grand Prix and for the America's Cup 2000 Yacht Race. Acquired distribution rights represents licensing fees paid for the rights to distribute our programming on Excite@Home and Terra Networks, S.A.

Gross Profit/Loss

        Based upon the foregoing information, we had positive gross margin of $1.2 million for the six months ended June 30, 2000 compared to a negative gross margin of $5.0 million for the six months ended June 30, 1999.

Research and Engineering

        Research and engineering expenses increased to $4.7 million for the six months ended June 30, 2000 to $11.4 million from $6.7 million for the six months ended June 30, 1999. The increase represents the cost of additional personnel and related expenses associated with our continuing development of our Quokka Sports Platform, broadband applications and network operations and other engineering initiatives.

Sales and Marketing

        Sales and marketing expenses increased $7.0 million to $15.6 million for the six months ended June 30, 2000 from $8.6 million for the six months ended June 30, 1999. Sales and marketing expenses include personnel costs, consultants, partnership marketing and advertising. This increase is attributable to partnership marketing and off-line advertising, which is designed to create brand recognition and drive Internet traffic to www.quokka.com and the other properties on the Quokka Sports Network. Expenses also increased as a result of increases in the number of sales and marketing personnel.

General and Administrative

        General and administrative expenses increased $2.9 million to $7.3 million for the six months ended June 30, 2000 from $4.4 million for the six months ended June 30, 1999. General and administrative expenses include personnel associated with general management, business and legal affairs, finance and accounting, facilities, and human resources. The increase is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Restructuring Costs

     Restructuring costs for the six months ended June 30, 2000 were $588,000. These costs are associated with a change in our e-commerce operational model from in-house to outsource fulfillment. As a result, 22 employees associated with the in-house fulfillment were identified and terminated prior to June 30, 2000. Included in the restructuring costs are severance expenses as well as the write-off of related in-house software that managed the e-commerce function that has been taken out of service. All restructuring costs have been expensed within operating expenses. At June 30, 2000, a remaining accrual of $118,105 was included in accrued liabilities and is expected to be relieved by September 30, 2000.

Depreciation

     Depreciation and amortization expenses increased $2.2 million to $3.4 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999. The increase is primarily due to purchases of additional equipment and amortization of leasehold improvements in our expanded facilities associated with the scaling up of our operations in connection with the upcoming Olympics.

Goodwill

        Goodwill amortization for the six months ended June 30, 2000 was $4.2 million. Goodwill is associated with the purchase of ZoneNetwork.com, Inc. on March 31, 2000 and is being amortized on a straight-line basis over 24 months.

Losses of Associated Venture

        In December 1999, we dissolved our joint venture with Forsythe Racing, Inc. Accordingly, we did not record any losses related to the associated venture for the six months ended June 30, 2000. Prior to December 1999, we had accounted for our 50% interest in this joint venture under the equity method of accounting. For the six months ended June 30, 1999, losses of associated venture were $1.1 million.

Minority Interest in Net Loss of Consolidated Subsidiary

        For the six months ended June 30, 2000, minority interest was $1.3 million compared to $645,000 for the six months ended June 30, 1999 and represents the minority interest's share of net losses for the period.

Interest Income/(Expense)

        Interest income, net of interest expense, was $352,000 for the six months ended June 30, 2000 as compared to $212,000 for the comparable 1999 period. The $149,000 net increase reflects higher cash balances during the six months ended June 30, 2000.

Net Loss

        Based upon the foregoing information, we had net losses of $39.8 million for the six months ended June 30, 2000 and $26.0 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Since August 1996, we have financed our operations primarily through sales of our equity securities. On August 2, 1999, Quokka completed its initial public offering of common stock. Net proceeds to Quokka from that offering were approximately $54.5 million, net of underwriters' discounts and offering expenses. Total net proceeds from sales of our equity securities since August 1996 through June 30, 2000 were $164.6 million.

        At June 30, 2000, we had $23.3 million in cash and cash equivalents and marketable securities. Restricted cash associated with three office leases and the employee stock purchase plan and certain cash funding requirements under the NBC/Quokka Ventures, LLC operating agreement aggregated $10.7 million at June 30, 2000. Net cash used in operating activities was $34.0 million for the six months ended June 30, 2000 and $18.8 million for the six months ended June 30, 1999. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items including compensation expense related to the issuance of warrants and options to attract key vendors and business partners. Non-cash charges related to the issuance of these warrants and options were $2.2 million for the six months ended June 30, 2000 and $1.6 million for the six months ended June 30, 1999. Non-cash charges relating to depreciation expense were $3.4 million for the six months ended June 30, 2000 and $1.2 million for the six months ended June 30, 1999. Non-cash charges related to the amortization of programming and distribution rights were $3.6 million for the six months ended June 30, 2000 and $2.1 million for the six months ended June 30, 1999. Non-cash charges related to the amortization of goodwill was $4.2 million for the six months ended June 30, 2000 and zero for the six months ended June 30, 1999.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


        Net cash provided by investing activities was $43.3 million for the six months ended June 30, 2000 resulting primarily from net sales of marketable securities offset by purchases of additional equipment and leasehold improvements in our expanded facilities. Net cash used in investing activities was $4.1 million for the six months ended June 30, 1999 resulting primarily from purchases of additional equipment and leasehold improvements in our expanded facilities.

        Net cash used in financing activities was $5.1 million for the six months ended June 30, 2000 resulting primarily from payments on long-term financing arrangements offset by proceeds from the issuance of common stock. Net cash provided by financing activities was $39.6 for the six months ended June 30, 1999 resulting primarily from the issuance of preferred and common stock, offset by the payments on long-term financing arrangements.

        As of June 30, 2000, the Company had approximately $23.3 million in cash, cash equivalents and marketable securities. The Company has experienced a substantial increase in operating expenses since inception in connection with the growth of its operations and staffing. The Company has incurred significant operating losses since inception, has an accumulated deficit of $112.7 million at June 30, 2000 and had operating cash outflows during the six months ended June 30, 2000 of $34.0 million.

        The Company was not in compliance with certain covenants related to its debt facilities at June 30, 2000, but has received the appropriate waivers for the six months ended June 30, 2000 and through August 31, 2000. If the Company is not in compliance at any of the future quarterly dates, the bank has the right to call the loan which could cause the Company to renegotiate with the bank for forbearance, make other financial arrangements or take other actions in order to pay down the loan, if required. However, there can be no assurance that such revised covenants will be met or that replacement financing will be available. These matters raise substantial doubt about the Company's ability to continue as a going concern.

        The Company has determined that it must raise additional funds to support its operations and implement its business strategy over the next 12 months, and is undertaking efforts to raise additional capital. These efforts include the planned issuance of convertible promissory notes in a private placement during the third quarter of 2000, with expected gross proceeds of approximately $50 million. The Company believes that the net proceeds from this offering, along with cash, cash equivalents and marketable securities on hand, will be sufficient to fund its cash requirements for operations, working capital and capital expenditures for at least the next 12 months. Thereafter, the Company may need to raise additional funds. In the event that this planned offering is not consummated, the Company believes that it will need to raise additional capital, either from the sale of equity or debt securities, or from other sources such as borrowings from banks, in order to continue with its current business strategy on the planned timetable. Although no assurances can be given that the efforts to raise additional capital will be successful, based on the Company's history of raising equity, the Company believes that it can successfully raise funds necessary to support its plans for the next 12 months. In the event that the Company is not able to raise such additional funds, it has prepared a contingency plan that consists of reductions in personnel and marketing and capital expenditures which, in the opinion of our management, could be implemented and would allow the Company to continue our operations for a reasonable period of time. However, the implementation of this contingency plan could have material adverse effects on the Company's long-term operations. This announcement is neither an offer to sell nor a solicitation of an offer to buy any of the securities mentioned above.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                       FACTORS THAT MAY AFFECT OUR RESULTS


WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES FOR AT LEAST THE NEXT EIGHT QUARTERS AND MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY OR GENERATE POSITIVE CASH FLOW.

     We expect to incur losses for at least the next eight quarters, largely due to substantial planned increases in marketing expenses and expenses associated with our digital sports entertainment programming. We may be unable to generate sufficient revenues or control operating expenses to achieve or sustain profitability or generate positive cash flow. We adopted our current business model in August 1996 and began generating revenues in connection with this model during the first quarter of 1997. As of June 30, 2000, we had an accumulated deficit of $112.7 million. Our net operating losses were $39.8 million for the six months ended June 30, 2000, $56.9 million for the year ended December 31, 1999 and $9.5 million for year ended December 31, 1998. Cash used in operating activities was $34.0 million for the six months ended June 30, 2000, $48.3 million for year ended December 31, 1999 and $10.9 million for year ended December 31, 1998.

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

OUR QUARTERLY OPERATING RESULTS ARE EXPECTED TO FLUCTUATE AND OUR FAILURE TO MEET FINANCIAL ESTIMATES COULD CAUSE OUR STOCK PRICE TO SUFFER.

        Our quarterly operating results have varied in the past, and we expect them to fluctuate in future periods. For example, our revenues for the six months ended June 30, 2000 were $12.6 million compared to revenues of $2.6 for the quarter ended June 30, 1999 and $9.5 million for the preceding quarter ended March 31, 2000. These fluctuations depend on a number of factors described below and elsewhere in this "Factors That May Affect Our Results" section of this report, many of which are outside our control. We may be unable to predict our future revenues and expenses accurately or adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In particular, because digital entertainment sponsorships have a lengthy sales cycle, it is difficult to predict when new sponsorship agreements will be completed and, consequently, when revenue from new agreements will first be recognized. Any significant shortfall of revenues would have a negative impact on our results of operations. For these and other reasons, we may not meet the revenue, gross profit or earnings estimates of securities analysts or investors and our stock price could suffer. Our revenues in any quarter depend on the sports programming we offer, the sponsorship arrangements we have in place at that time and finalize during the quarter and, to a lesser extent, the advertising, content syndication and consumer revenue transactions we execute. We expect that our consumer revenues will be higher leading up to and during our major sports programming. It is likely that sponsorship deals will have a long sales cycle and may be unevenly distributed across fiscal quarters. We expect our expenses to increase over time for production and other operational costs. The timing of these expenses, as well as our obligations under existing and future contracts, could fluctuate from quarter to quarter and intensify leading up to and during significant sporting events such as the Olympic Games.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS AND COULD RESULT IN ADDITIONAL DILUTION

        In order to achieve our aggressive plans for growth and expansion, we anticipate that we will need to raise additional capital by the end of the next fiscal quarter. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and the securities issued may have rights, preferences and privileges senior to those of our common stock.

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

WE DEPEND ON A SMALL NUMBER OF SPONSORS, THE LOSS OF WHICH COULD HARM OUR REVENUES.

        To date, we have depended on a limited number of sponsors for a majority of our revenues. In the second quarter of 2000, three sponsors accounted for 58% of our revenues. In 1999, three sponsors accounted for 65% of our revenues. We anticipate that our results of operations will continue to depend, to a significant extent, upon revenues from a small number of digital entertainment sponsors. The loss of one or more sponsors could negatively affect our business. Although we seek to enter into multi-year agreements with sponsors, we cannot guarantee that these sponsors will maintain their association with us. Certain of our sponsors have the right to terminate our agreements with them if they are dissatisfied with our performance, and certain digital entertainment sponsors have the right to terminate our agreements after a specified period of time as set forth in the applicable contract. The termination of any sponsorship agreement could materially affect our sponsorship revenue backlog, and our business and financial results would suffer. For example, we recently agreed with Compaq Computer Corporation to terminate its sponsorship agreement with us at the end of 2000. If we are unable to obtain additional sponsors to replace the revenue forecasted for 2001 and 2002 under the Compaq digital entertainment partnership agreement, our financial results would be adversely affected.

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

        If appropriate opportunities arise, we intend to acquire businesses, technologies, services or products that we believe are strategic for our success. For example, we acquired ZoneNetwork.com, Inc. in March 2000. The digital sports entertainment industry is new, highly competitive and rapidly changing. We believe these industry dynamics could result in a high level of acquisition activity as companies seek to gain competitive advantage. Competitive forces could require us to acquire additional companies or technology. Our competitive position in the industry could decline if we are unable to acquire businesses or technology that are strategic for our success or if we fail to successfully integrate any acquisitions with our current business. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures, including the allocation of significant management time and company resources that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. In June 2000, we signed an agreement to purchase a majority interest in Golf.com, L.L.C. and in July 2000, we signed an agreement to acquire Total Sports Inc. Both companies' operations are based in North Carolina. We may be unable to complete the Golf.com, L.L.C. and Total Sports Inc. transactions if any of the conditions set forth in those agreements, such as approval of both of the transactions by Quokka's stockholders and approval of the Total Sports transaction by the Total Sports stockholders, are not met. In addition, even if we complete both transactions, we may be unable to efficiently integrate each of the companies into our operations or realize the benefits that we had expected due to geographic separation or other unforeseen factors.

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

        We depend on various domestic and international third parties for software, systems and delivery of much of our programming. Many of these third parties have limited operating histories, early generation technology and are themselves dependent on reliable delivery from others. Any delays or malfunctions in the distribution of our content would limit our ability to deliver our programming. We also depend on IBM, Intel Online Services and Frontier GlobalCenter, each of which hosts some of our web sites. From time to time, service of our servers at the Frontier GlobalCenter hosting facility has been temporarily disabled or has malfunctioned, and access to our web sites was limited or eliminated. Our history with the IBM and Intel Online Services facilities is very short and we cannot be certain that similar problems will be avoided at these other facilities.

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

        Sales of a substantial number of shares in the public market could negatively affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Stockholders beneficially owing in the aggregate approximately 23.3 million shares of our common stock have entered into voting agreements in connection with our purchase agreement with the selling members of Golf.com to vote in favor of that transaction at our special stockholders meeting to approve that purchase transaction. Under the terms of those voting agreements, those Quokka stockholders have agreed not to sell or otherwise transfer their shares of Quokka stock unless that purchase agreement is terminated or unless the selling members of Golf.com agree to release those stockholders from the obligations of the Golf.com voting agreements. In addition, stockholders beneficially owing in the aggregate approximately 26.7 million shares of our common stock have entered into voting agreements and proxies in connection with our merger agreement with Total Sports to vote in favor of our pending merger with Total Sports at our special stockholders meeting to approve that merger transaction. Under the terms of their voting agreements with Total Sports, those Quokka stockholders have agreed not to sell or otherwise transfer their shares of Quokka stock unless that merger agreement is terminated or unless Total Sports agrees to release those stockholders from the obligations of the Total Sports voting agreements and proxies. Any shares subject to these voting agreements may be released at any time by the selling members of Golf.com or Total Sports, as applicable, with or without notice. Upon the closing of our pending Golf.com purchase transaction and our pending merger with Total Sports, or the earlier termination of the voting agreements, the stock held by those stockholders will be released from those contractual obligations restricting transfer and sale.

OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

        We believe that broad recognition and a favorable audience perception of the Quokka brands will be essential to our success. If our brand does not achieve favorable broad recognition, our success will be limited. We intend to build traffic and brand recognition by aggressively marketing the Quokka Sports Network brand as well as the brands of individual sport verticals within our network. We plan to continue to market each of these brands through extensive traditional media campaigns employing advertising on television, printed publications, outdoor signage and radio. We also plan to continue to conduct a simultaneous online advertising campaign and to seek exposure through our co-branded initiatives. During 1999, we spent $7.7 million for advertising. We expect to significantly increase our advertising expenses in future periods as we build the Quokka brands and awareness of our properties in our network. We may lack the resources necessary to accomplish these initiatives. Even if the resources are available, we cannot be certain that our multi-brand enhancement strategy will deliver the brand recognition and favorable audience perception that we seek for any of our brands. If our strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Even if we achieve greater recognition of our brands, competitors with greater resources or a more recognizable brand could reduce our market share of the emerging digital sports entertainment market.

THE LOSS OF ANY STRATEGIC RELATIONSHIPS WITH MEDIA ENTITIES AND SPORTS GOVERNING BODIES COULD NEGATIVELY IMPACT THE BREADTH OF OUR SPORTS PROGRAMMING AND OUR ABILITY TO ACQUIRE ADDITIONAL RIGHTS TO COVER SPORTS OR SECURE SPONSORSHIPS.

        We depend on agreements with certain established media entities and sports governing bodies, such as NBC Olympics, Inc. and Championship Auto Racing Teams, Inc. The loss of any of these strategic relationships could impact the breadth of our sports programming and affect our ability to acquire additional rights or secure sponsorships. Our agreements with these parties enable development of certain Olympic and motor sports programming. Additionally, these strategic relationships, among others, provide us with credibility in the marketplace to negotiate sponsorships and acquire rights to cover additional sports. While these strategic relationships are grounded in contractual agreements, these parties can terminate the agreements for various reasons, including contractual breaches and a change in control of our company. For example, NBC Olympics, Inc. can terminate its strategic relationship with us if a competitor of NBC acquires us. We cannot guarantee that our strategic partners will perform their contractual obligations. Even if the contracts run for the full term, we may not be able to renew the agreements on comparable terms, if at all. Recently, we amended our agreement with Dorna Promocion del Deporte, S.A. to expire at the end of December 2000. If we are unable to conclude an agreement with Dorna to extend our rights beyond 2000, the breadth of the programming on the Quokka Sports Network may suffer.


OUR LIMITED EXPERIENCE DEVELOPING AND COORDINATING A COMPREHENSIVE PROGRAMMING SCHEDULE COULD RESULT IN DELAYS OR SETBACKS THAT REDUCE THE APPEAL OF OUR WEB SITES.

        We have limited experience developing and coordinating a comprehensive programming schedule and may experience delays or setbacks that reduce the appeal of our web sites. The programming we have developed in the past required significantly fewer resources and technical skills than the major sports programming we are scheduled to produce, including the Olympic Games. Our programming may not keep pace with technological developments, evolving industry standards or competing programming alternatives. We have only recently begun to develop multiple large-scale programming events simultaneously and may lack the financial and technical resources to develop effectively content for multiple simultaneous sporting events. Even if the resources are available, we may be unable to coordinate a comprehensive programming schedule. To be successful, we will need to staff and operate 24-hour production facilities that are capable of collecting, repackaging and distributing digital coverage to a global audience. In addition, the size and scope of the 2000 Olympics in Sydney, Australia will require us to devote a substantial amount of our resources to that programming. We may be unable to effectively cover our other properties during our Olympics coverage and our operating results may be adversely affected.


OUR SPONSORSHIP MODEL IS UNPROVEN AND OUR REVENUES AND RESULTS OF OPERATIONS WILL SUFFER IF WE ARE UNABLE TO MAINTAIN OUR EXISTING SPONSORS AND SECURE ADDITIONAL SPONSORSHIPS.

        Our revenues and results of operations will suffer if we are unable to maintain our existing sponsors and secure additional sponsors. Our revenue model is primarily based on securing long-term digital entertainment sponsorships that provide each sponsor with the right to be named as the exclusive sponsor of our network within a particular industry category. We have limited experience with this sponsorship model. Prospective sponsors may not be interested in entering into these digital entertainment sponsorships at the rates we set, if at all. Additionally, our sponsorship agreements typically require the delivery of a specified number of brand impressions, which refers to the number of times and duration that the sponsor's brand appears on a user's screen while the user is connected to our web sites. Our fulfillment of these commitments assumes that we will be able to deliver these brand impressions on sports programming that we acquire or create. Owners of rights to sporting events often have pre-arranged sponsor lists they require us to honor. Pre-existing sponsorship relationships may prevent us from meeting the minimum commitments we have to our exclusive digital entertainment sponsors and other sponsors and advertisers, and would cause us to allocate impressions to our sponsors that were otherwise available for additional revenue generating purposes. These pre-existing sponsorship relationships could also negatively affect our business by limiting our ability to attract new sponsors. We might acquire or create additional programming that would allow us to provide our sponsors with sufficient brand impressions for which we would incur additional expenses.

WE FACE MANY OTHER RISKS, AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OUR QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000, INCLUDING THE FOLLOWING:

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the six months ended June 30, 2000, Quokka has issued and sold unregistered securities as follows:

        On March 31, 2000, 1,411,639 shares of common stock were issued to the former shareholders of Zone upon the closing of the Zone acquisition. Also in connection with the Zone acquisition, Quokka granted to the former Zone option holders vested options to purchase 334,829 shares of Quokka common stock with exercise prices ranging from $.70 to $12.16 per share and issued to former Zone warrant holders warrants to purchase 33,387 shares of Quokka common stock with exercise prices ranging from $.70 to $12.16 per share.

        Pursuant to an Asset Purchase Agreement dated June 1, 2000, Quokka issued 190,764 shares of common stock to Helium LLC. Quokka purchased specified intellectual property, including software and know-how.

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

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

        The 2000 Annual Meeting of Stockholders of the Company was held on May 3, 2000. The three persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the 2003 Annual Meeting and until their successors are elected and qualified, or until a director's earlier death, resignation or removal. There were 40,369,821 votes cast in the election of directors and there were 37,136 abstentions and 12,266 broker non-votes. The voting regarding each nominee was as follows: Alan S. Ramadan (for:
40,382,087/withheld: 37,136); John Bertrand A.M. (for: 40,512,021 /withheld:
47,202); and Roel Pieper (for: 40,369,821 /withheld: 49,402). The following directors' terms of office as directors continued after the meeting: Walter W. Bregman, James G. Shennan, Jr., Richard H. Williams and Barry M. Weinman.

        Also at the 2000 Annual Meeting of Stockholders of the Company, the stockholders ratified the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 2000, with 40,371,395 votes for; 42,908 votes against; and 4,920 votes abstained.

ITEM 5. OTHER INFORMATION

        Effective as of July 1, 2000, Roel Pieper resigned from Quokka's board of directors. No successor has been appointed to fill the vacancy created by Mr. Pieper's resignation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits


     EXHIBIT
      NUMBER                       DESCRIPTION
     -------                       -----------
        2.01   Purchase Agreement and Plan of Reorganization dated June 8, 2000 by and among the Registrant, Golf.com, LLC, GolfData Corporation,
               The New York Times Company Magazine Group, Inc., Media One
               Interactive Services, Inc., Total Sports Inc. and Otto Candies,
               LLC

        2.02   Asset Purchase Agreement dated June 1, 2000 by and between
               Helium LLC and the Registrant

        27.1   Financial Data Schedule.

        (b)    Reports on Form 8-K.

1. On April 14, 2000, Quokka filed a current report on Form 8-K dated March 31, 2000. The current report was amended on May 11, 2000 to include the financial statements of Zone and the pro forma financial information reflecting the purchase of Zone for the year ended December 31, 1999.

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

Dated: August 14, 2000

                                 EXHIBIT INDEX


     EXHIBIT
      NUMBER                       DESCRIPTION
     -------                       -----------
        2.01   Purchase Agreement and Plan of Reorganization dated June 8, 2000 by and among the Registrant, Golf.com, LLC, GolfData Corporation,
               The New York Times Company Magazine Group, Inc., Media One
               Interactive Services, Inc., Total Sports Inc. and Otto Candies,
               LLC

        2.02   Asset Purchase Agreement dated June 1, 2000 by and between
               Helium LLC and the Registrant

        27.1   Financial Data Schedule.