Form 10-Q
period 2000-09-30
QUOKKA SPORTS INC
filed 2000-11-14
CIK 1037737

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                       Yes  [X]      No  [ ]

        The number of shares of the Registrant's Common Stock, $.0001 par value per share, outstanding at October 31, 2000 was 50,310,533.

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

        Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in "Factors That May Affect Our Results" beginning on page 25 among other things, should be considered in evaluating the Company's prospects and future financial performance.

                               QUOKKA SPORTS, INC.

             INDEX TO FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2000



                                                                                         PAGE
                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited):

        Consolidated Condensed Balance Sheets as of September 30, 2000
           and December 31, 1999.........................................................  4

        Consolidated Condensed Statements of Operations for the Three and Nine
           Months Ended September 30, 2000 and 1999......................................  5

        Consolidated Condensed Statements of Cash Flows for the Nine
           Months Ended September 30, 2000 and 1999......................................  6

        Notes to Unaudited Consolidated Condensed Financial
           Statements....................................................................  7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................... 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk....................... 37

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................ 38

Item 2. Changes in Securities and Use of Proceeds........................................ 38

Item 3. Defaults under Senior Securities................................................. 38

Item 4. Submission of Matters to a Vote of  Security Holders............................. 38

Item 5. Other  Information............................................................... 38

Item 6. Exhibits and Reports on Form 8-K................................................. 39

Signature................................................................................ 41

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          September 30,  December 31,
                                                                              2000          1999
                                                                          ------------   -----------
                                                                          (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                $    3,732    $    3,855
  Restricted cash                                                               6,007         3,200
  Investments in marketable securities                                         64,911        61,702
  Accounts receivable, net                                                     10,448         6,067
  Inventory, net                                                                  287             -
  Acquired programming and distribution rights, net                             9,338        12,042
  Prepaid and other expenses                                                    1,506         1,823
                                                                           ----------    ----------
        Total current assets                                                   96,229        88,689

Property and equipment, net                                                    19,480        10,551
Other assets                                                                      643           640
Debt issuance costs                                                             5,157             -
Goodwill and intangibles, net                                                  27,339             -
                                                                           ----------    ----------
          Total assets                                                     $  148,848    $   99,880
                                                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $    5,343    $    2,427
  Accrued expenses                                                             13,605         3,797
  Current portion of long-term debt and capitalized lease obligations           7,786         6,041
  Deferred revenues                                                             4,461         3,864
                                                                           ----------    ----------
        Total current liabilities                                              31,195        16,129
                                                                           ----------    ----------
Long term debt and capitalized lease obligations, net of current portion       75,584        11,493
                                                                           ----------    ----------
Redeemable warrants                                                             8,225             -

Stockholders' equity

Preferred stock                                                                     -             -
Common stock, voting and non-voting                                                 5             4
Additional paid-in capital                                                    193,451       137,460
Warrants and other                                                              8,885         7,831
Treasury stock, at cost                                                          (107)         (107)
Accumulated deficit                                                          (168,390)      (72,930)
                                                                           ----------    ----------
    Total stockholders' equity                                                 33,844        72,258
                                                                           ----------    ----------
      Total liabilities and stockholders' equity                           $  148,848    $   99,880
                                                                           ==========    ==========


See accompanying notes to unaudited consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


                                                                     Three Months Ended       Nine Months Ended
                                                                        September 30,           September 30,
                                                                    --------------------    --------------------
                                                                      2000        1999        2000        1999
                                                                    --------------------    --------------------
Revenues                                                            $ 16,009    $  2,961    $ 38,105    $  6,410
                                                                    --------------------    --------------------

Cost of revenues:
  Production and other costs                                          19,195       6,926      36,472      13,269
  Amortization of programming and distribution rights                  1,515         226       5,134       1,863
                                                                    --------------------    --------------------
       Total cost of revenues                                         20,710       7,152      41,606      15,132
                                                                    --------------------    --------------------

          Gross profit/(loss)                                         (4,701)     (4,191)     (3,501)     (8,722)

Operating expenses:
  Research and engineering                                             5,103       2,596      16,528       9,249
  Sales and marketing                                                  6,642       4,858      22,284      13,919
  General and administrative                                           4,040       3,581      11,320       7,978
  Restructuring costs                                                      -           -         587           -
  Depreciation                                                         2,267       1,605       5,693       2,755
  Amortization of other intangibles                                    4,754           -       9,001           -
                                                                    --------------------    --------------------
       Total operating expenses                                       22,806      12,640      65,413      33,901
                                                                    --------------------    --------------------

          Loss from operations                                       (27,507)    (16,831)    (68,914)    (42,623)

Losses of associated venture                                               -         372           -       1,439
Minority interest in net loss of consolidated subsidiary                (645)       (645)     (1,936)     (1,291)
Interest income/(expense), net                                       (28,834)        745     (28,482)        957
                                                                    --------------------    --------------------
          Net loss                                                  $(55,696)   $(15,813)   $(95,460)   $(41,814)
                                                                    ====================    ====================

Net loss per share:
  Basic and diluted                                                 $  (1.21)   $  (1.19)   $  (2.10)   $  (3.80)
  Weighted average shares outstanding -  basic and diluted            46,131      13,291      45,449      10,900


See accompanying notes to unaudited consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                          ------------------------
                                                                             2000          1999
                                                                          ------------------------
Cash flows from operating activities:
 Net loss                                                                 $  (95,460)   $  (41,814)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
 Loss on disposal of fixed assets                                                171             -
 Depreciation                                                                  5,693         2,755
 Amortization of acquired programming and distribution rights                  5,134         1,863
 Amortization of other intangibles                                             9,001             -
 Minority interest in net loss of consolidated subsidiary                     (1,936)       (1,291)
 Beneficial conversion charge related to convertible notes                    28,458             -
 Non-cash compensation-related charges                                         1,702         1,341
 Changes in operating assets and liabilities:
   Inventory                                                                     715             -
   Accounts receivable                                                        (3,796)       (1,219)
   Acquired rights                                                              (494)         (125)
   Prepaid and other expenses                                                    425          (925)
   Other assets                                                                   19          (629)
   Debt issuance costs                                                        (5,157)            -
   Accounts payable                                                           (4,149)          654
   Accrued expenses                                                            7,069         2,765
   Deferred revenues                                                             597         1,959
                                                                          ------------------------
     Net cash used in operating activities                                   (52,008)      (34,666)
                                                                          ------------------------

Cash flows from investing activities:
 Net purchases of marketable securities                                       (6,016)            -
 Business acquisitions, net of cash acquired                                   1,327             -
 Purchase of property and equipment                                          (13,734)       (6,949)
                                                                          ------------------------
     Net cash used in investing activities                                   (18,423)       (6,949)
                                                                          ------------------------

Cash flows from financing activities:
 Proceeds from long term financing arrangements                                  420         3,699
 Payments on notes, long-term capital leases and financing arrangements       (8,301)       (1,156)
 Proceeds from the issuance of common stock,
   net of issuance cost                                                          789        95,805
 Purchase of treasury stock                                                        -           (95)
 Proceeds from convertible debt financing                                     77,400             -
                                                                          ------------------------
     Net cash provided by financing activities                                70,308        98,253
                                                                          ------------------------
Net increase/(decrease) in cash and cash equivalents                            (123)       56,638

Cash and cash equivalents, beginning of period                                 3,855        23,994
                                                                          ------------------------
Cash and cash equivalents, end of period                                  $    3,732    $   80,632
                                                                          ========================


See accompanying notes to unaudited consolidated condensed financial statements

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        Quokka Sports, Inc., "Quokka" or the "Company", is an independent digital sports network providing real-time coverage of sporting events for worldwide audiences. Using digital assets generated at sports venues, Quokka is building a digital sports network by creating digital programming content that is specifically designed for interactive distribution systems and other entertainment devices. The Company operates as a single business segment.

        Revenues are generated from digital entertainment and other sponsorships, electronic commerce, the sale of content, and studio services. The majority of revenues are derived from the sale of sponsorship packages to corporations. Digital entertainment sponsors obtain branding on the network or specific network properties, access to development projects, the use of trademarks and logos and participation in various print and media campaigns and may embed their products in Quokka's productions.

        On September 15, 2000, the Company closed a private placement in which the Company issued 7.0% convertible promissory notes and warrants for total consideration of $77.4 million. (See note 8 for further discussion.)

        Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 1999, the Company incurred a loss from operations of approximately $58.3 million and negative cash flows from operations of $48.3 million. For the nine months ended September 30, 2000, the Company incurred a loss from operations of approximately $68.9 million and negative cash flows from operations of $52.0 million. As of September 30, 2000, the Company had an accumulated deficit of approximately $168.4 million. Management expects operating losses and negative cash flows to continue for the foreseeable future because of additional costs and expenses related to brand development, marketing and other promotional activities, continued development of the Company's technology infrastructure, expansion of product offerings and integration of recent acquisitions. Certain of these costs could be reduced if working capital decreased significantly. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

        At September 30, 2000, Quokka was in default of debt covenants relating to a $2.0 million equipment financing loan with Silicon Valley Bank ("SVB"). Since October 1, 2000, the Company is in default of certain covenants. The noteholder can call the note at any time. At September 30, 2000, the outstanding balance was classified as a current liability. We are in the process of working with the noteholder to amend the covenants, however no assurances can be given that the covenants will be amended or a waiver will be obtained.

Basis of Presentation

        The accompanying consolidated condensed financial statements and related notes of Quokka are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 which are included in Quokka's Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on December 31, 2000, or for any future period.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

        In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with generally accepted accounting principles. However, Quokka believes that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and affect future operating results.

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

Revenue Recognition

        Quokka generates revenues from digital entertainment sponsorships, electronic commerce, the sale of content, and studio services. Prior to April 1999, sponsorship revenues were recognized over the term of the sponsored event based on the ratio of current period media impressions to projected total ultimate media impressions based on a determination that no significant obligations remained and collection of the resulting receivable was probable. Digital entertainment sponsorships signed subsequently represent multi-year, multi-event and multi-benefit sponsorships. Annual revenues from these new sponsorships are recognized using the straight line method over the terms of the agreements.

        Revenues from studio services are recognized in the period the service is provided. Electronic commerce revenues, which have not been material to date, are recognized when the product is shipped and payment is assured. Quokka recognizes revenue from the sale of its proprietary content in accordance with the provisions of SFAS No. 63. Quokka has accepted property and services as payment for sponsorship. Such transactions are recorded at the estimated fair value of the products and services received or given. Revenue from barter transactions is recognized when media impressions are provided, and services received are charged to expense when used, or capitalized and amortized over the period of benefit. For the nine months ended September 30, 2000, barter revenues represented 10% of net revenues. For the nine months ended September 30, 1999, barter revenues represented 2% of net revenues.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Cost of Revenues

        Cost of revenues consists primarily of production costs, amortization of acquired programming and distribution rights, and other costs related to e-commerce revenue including product fulfillment and inbound and outbound shipping costs. Production costs include costs of personnel and consultants, software, travel, satellite transmission costs, field gear, marketing and an allocation of general and administrative expenses.

Business Risk and Concentration of Credit Risk

        Quokka operates in the Internet industry, which is rapidly evolving and intensely competitive. Quokka potentially competes with other Internet companies, large, established media companies and sports marketing organizations.

        To date, we have depended on a limited number of sponsors for a majority of our revenues. For the nine months ended September 30, 2000, three sponsors accounted for 44% of our revenues. In 1999, three sponsors accounted for 65% of our revenues. At September 30, 2000, two customers accounted for 21% and 14% respectively, of total outstanding accounts receivable. At December 31, 1999, four customers accounted for 43%, 15%, 14% and 11% respectively, of total outstanding accounts receivable.

Inventory

        Inventory consists of outdoor gear and apparel, books, videos, and assorted Olympics merchandise, and is valued at the lower of cost or market, cost being determined using the first-in, first-out method. At September 30, 2000, the Company has recorded an inventory reserve of $674,000 to cover any potential lower of cost of market issues or obsolete inventory.

Goodwill and intangibles

        Goodwill and intangibles are primarily associated with the purchase of ZoneNetwork.com, Inc. on March 31, 2000 and are being amortized on a straight-line basis over 24 months. The Company will periodically assess the recoverability of goodwill by determining whether the unamortized balance can be recovered through undiscounted future operating cash flows of the Company's operations.

Comprehensive Income

        The functional currency of Quokka's subsidiaries is the local currency. Accordingly, Quokka applies the current rate method to translate the subsidiaries' financial statements into United States dollars. Translation adjustments and unrealized gains/losses on available-for-sale securities are deemed immaterial and included as a component of additional paid-in capital in the accompanying financial statements. As of September 30, 2000, net unrealized losses on available-for-sale securities was $54,000.

Net Loss Per Share

        Quokka computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common and potential common shares outstanding during the period. However, as Quokka generated net losses in all periods presented, potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of preferred stock, are not included in diluted net loss per share because such shares are anti-dilutive.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

        The following table sets forth the computation of historical basic and diluted net loss per share for the periods indicated.


                                                                    Three months ended                 Nine months ended
                                                                       September 30,                     September 30,
                                                                ---------------------------       ---------------------------
                                                                   2000             1999             2000             1999
                                                                ----------       ----------       ----------       ----------
                                                                (unaudited)      (unaudited)      (unaudited)      (unaudited)
Numerator:
      Net loss available to common stockholders                 $  (55,695)      $  (15,813)      $  (95,460)      $  (41,814)

Denominator:
      Weighted average shares                                       46,145           13,429           45,462           11,066
      Weighted average unvested common shares subject to
         repurchase agreements                                         (14)            (138)             (14)             (76)
                                                                ----------       ----------       ----------       ----------
      Denominator for basic calculation and diluted
         calculation                                                46,131           13,291           45,449           10,990
                                                                ==========       ==========       ==========       ==========

Net loss per share:
      Basic and Diluted                                         $    (1.21)      $    (1.19)      $    (2.10)      $    (3.80)
      Anti-dilutive securities including options, warrants
      and preferred stock not included in historical
      net loss per share calculations                               26,287           38,657           26,287           36,011


Recently Issued Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until January 1, 2001. The Company has not engaged in hedging activities or invested in derivative instruments. The Company is assessing the requirements of SFAS No. 133 and the effects, if any, on the Company's financial position, results of operations and cash flows.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

        In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" was issued. FIN No. 44 clarifies the application of APB No. 25 for only certain issues. Among other issues, FIN No. 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of the conclusions of FIN No. 44 did not have a material impact on the Company's financial position and results of operations.

        In January 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 99-17, "Accounting for Advertising Barter Transactions" (the "Issue"). This Issue states that revenue and expense should be recognized at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable within the limits of this Issue. If the fair value of the advertising surrendered in the barter transaction is not determinable within the limits of this Issue, the barter transaction should be recorded based on the carrying amount of the advertising surrendered, which likely would be zero. The adoption of this consensus did not have a material impact on the Company's financial statements.


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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


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

The pro forma net sales, net loss and diluted earnings per share for the nine months ended September 30, 2000, giving effect to the Zone acquisition as if it had occurred at January 1, 2000 (in thousands, except per share data) are:


Pro forma net sales                                        $40,045
Pro forma net loss                                         $(106,258)
Pro forma basic and diluted earnings per share             $(2.27)


        On June 1, 2000, the Company signed an asset purchase agreement to acquire Helium, LLC. Total consideration was $1.2 million and includes a $300,000 cash payment and the issuance of 190,764 shares of common stock. The transaction was completed on June 1, 2000 and was recorded using the purchase method of accounting.

        On June 8, 2000, the Company signed a definitive agreement to acquire a controlling interest in Golf.com, LLC, a privately-held company that is in the business of developing, marketing and distributing a golf related online service to be accessed via the Internet. Quokka issued approximately 3.9 million shares of common stock in exchange for 71% of the ownership interest in Golf.com, LLC. This transaction was completed on October 3, 2000 and will be recorded using the purchase method of accounting.

        On July 20, 2000, the Company signed a definitive agreement to acquire Total Sports Inc., an event-centered, online sports media company. The acquisition will further extend the reach of the Quokka Sports Network into mainstream U.S. Sports. Quokka will issue approximately 15 million shares of common stock in exchange for all of the outstanding shares of capital stock, options and warrants of Total Sports. The transaction was completed on November 13, 2000.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION


                                                           Nine Months Ended
                                                             September 30,
                                                     -----------------------------
                                                         2000             1999
                                                     -----------------------------
                                                      (unaudited)       (unaudited)
Supplemental disclosure of cash:

Equipment financed through capital lease             $           -      $      429
                                                     =============================

Accounts payable related to purchase of
   property and equipment                            $         968      $      398
                                                     =============================

Issuance of preferred warrants for
   subordinated debt                                 $           -      $      572
                                                     =============================

Issuance of preferred warrants under
    programming and distribution rights              $           -      $    5,703
                                                     =============================

Issuance of preferred warrants as
   compensation for services rendered                $           -      $    1,555
                                                     =============================

Notes payable related to purchase of
   acquired rights                                   $           -      $    6,945
                                                     =============================

Notes payable related to purchase of
   property and equipment                            $           -      $    2,293
                                                     =============================

Equity issued in a business acquisition              $      23,594      $        -
                                                     =============================

Stock options issued as compensation for
   services rendered                                 $       2,256      $      263
                                                     =============================

Beneficial conversion interest charge related
   to debt issuance                                  $      28,458      $        -
                                                     =============================

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6. RESTRUCTURING COSTS

        Restructuring costs for the nine months ended September 30, 2000 were $587,000. These costs are associated with a change in the Company's e-commerce operational model from in-house to outsource fulfillment. As a result, 22 employees associated with in-house fulfillment were terminated prior to the end of the second quarter. Included in the restructuring costs are severance expenses as well as the write-off of $351,000 of related in-house software that managed the e-commerce process that has been taken out of service. All restructuring costs have been expensed within operating expenses. At September 30, 2000, a remaining accrual of $69,000 was included in accrued liabilities and is expected to be relieved by December 31, 2000.

NOTE 7. NBC WARRANT ISSUANCE

        On August 22, 2000, the Company signed a warrant issuance agreement whereby it issued a warrant to National Broadcasting Company, Inc. ("NBC") for the purchase of 10 million shares of the Company's common stock for cash consideration of $500,000 and NBC's continued relationship with the Company. The warrant is exercisable at prices ranging from $8.89 per share to $20.00 per share through 2004. In accordance with EITF 96-18, the value ascribed to this warrant upon its issuance, utilizing the Noreen-Wolfson valuation model was $23.2 million, is being amortized to amortization expense over its terms, which expires on December 31, 2004. Assumptions used in the Noreen-Wolfson computation included the following: volatility of 65%; risk free interest rate of return of 6.10%; exercise price ranging from $8.89 to $20.00; term of 4 years; and no dividend yield. The warrant is reported as a component of stockholder's equity.

NOTE 8. CONVERTIBLE DEBT FINANCING

        On September 15, 2000, the Company completed a private placement of $77.4 million, before fees and expenses, of 7.0% convertible subordinated promissory notes ("Notes") and warrants. The five-year Notes carry a 7.0% interest rate per annum, payable quarterly in cash or in kind at the Company's option. A noteholder may elect to convert its Notes into common stock at an initial conversion price of $5.415, at any time prior to maturity or earlier redemption. The conversion price is subject to downward adjustment under certain circumstances. The investors also received warrants to purchase 2,805,750 shares. The warrants have an exercise price of $8.00 per share and are exercisable for five years. The Company has the ability to force the exercise of half of the warrants under certain circumstances. Applicable accounting rules require that the gross proceeds be allocated among the Notes, the beneficial conversion feature of the Notes and the warrants. As a result of that allocation, the subordinated Notes were recorded on the balance sheet at a discounted value of approximately $69.2 million. The $8.2 million discount resulting from the issuance of warrants will be amortized to interest expense over the five-year term of the Notes. The $28.5 million beneficial conversion charge was recognized immediately in interest expense since the Notes can be converted on day one at the holder's option. If certain events occur, including a merger of greater than 50% of the Company's stock, the holders can force the redemption of the Notes and warrants. The costs related to the issuance of the Notes were capitalized and are being amortized to interest expense, using the effective interest method, over the life of the Notes. Debt issuance costs, net of amortization, are $5,157,000 as of September 30, 2000.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. When used in this Form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth under the subheading "Factors That May Our Affect Results" as well as those discussed in Quokka's Annual Report on Form 10-K for the year ended December 31, 1999, Form 14-A, Form S-4 and our Quarterly Report on Form 10-Q for the three and six months ended March 31 and June 30, 2000. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

        We use the power of emerging digital media to bring sports enthusiasts closer to their favorite sports. We leverage our digital technology to offer live event coverage, race viewers, news and information, audio and text dispatches from athletes, games, community forums and content created by fans, as well as opportunities for the fan to purchase premium content, products and services in order to provide our audience a complete sports experience. The Quokka Sports Network is designed to appeal to a global audience. We currently cover motor racing, sailing, action sports such as climbing, hiking, skiing, snow boarding, adventure racing and mountain biking, Olympic summer and winter sports, golf, major league baseball and college sports. The Quokka Sports Network also includes coverage of some of the world's largest sporting events like the biennial Olympic Games, FedEx Championship Auto Racing (CART) Series, the Motor Grand Prix championship and the Presidents Cup Golf tournament as a result of our relationships with our strategic partners like NBC Olympics, Inc., CART and Dorna Promocion del Deporte, S.A. and the PGA Tour.

        We generate revenue from three sets of customers: from business customers through sales of sponsorships; from media companies through revenue from content syndication; and from consumers through sales of premium content, sports memorabilia, officially-licensed merchandise and other products and services. We currently derive the majority of our revenues from the sale of sponsorship packages to corporations. In the past, we have accepted property and services that we use in our business as payment for sponsorships, including Internet access, computer equipment, digital cameras, hosting services and telecommunications equipment and services. Such transactions are recorded at the estimated fair value of the products and services received or given. Revenue from barter transactions is recognized when media impressions are provided, and services received are charged to expense when used or capitalized and amortized over the period of benefit. For the nine months ended September 30, 2000, barter revenues represented 10% of net revenues. For the nine months ended September 30, 1999, barter revenues represented 2% of net revenues.

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

        As a direct result of having only a small number of live programs at any time, revenues from sponsorships, advertising and consumer revenues have varied on both a quarterly and annual basis during our short operating history. Revenues may fluctuate from period to period in the future depending upon our ability to attract and retain sponsors, the number of live events that are being produced and distributed simultaneously during any one period, our ability to maintain a continuous programming calendar, our ability to attract a worldwide audience for our sporting events, our ability to acquire long-term digital and other intellectual property rights to global sporting events, our ability to develop and produce sports programming that will attract a global audience, our ability to acquire and integrate other companies, our ability to select and offer the right merchandise and services for our audience to buy and our ability to obtain or create content that is valuable to other media companies.

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

        We have incurred significant net losses and negative cash flows from operations, and as of September 30, 2000, we had an accumulated deficit of $168.4 million. This accumulated deficit resulted from the production costs of our network programming, the costs of developing new and enhancing existing tools and techniques that enhance our Quokka Sports Platform technology, the costs of expanding our sales and business development efforts and other costs related to ongoing research and design. Due to the planned expansion of the Quokka Sports Network, we expect to incur significant operating losses for the foreseeable future. We may never achieve significant revenues or profitability; or if we achieve significant revenues or profitability, they may not be sustained.

        As of September 30, 2000 we had 385 employees compared to 282 at September 30, 1999.

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

        On June 1, 2000, the Company signed an asset purchase agreement to acquire Helium, LLC. Total consideration was $1.2 million and includes a $300,000 cash payment and the issuance of 190,764 shares of common stock. The transaction was completed on June 1, 2000 and was recorded using the purchase method of accounting. The results of operations of Zone and Helium, LLC were picked up from the consummation date.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  (CONTINUED)

        On June 8, 2000, we signed a definitive agreement to acquire a controlling interest in Golf.com, LLC, a privately-held company that is in the business of developing, marketing and distributing golf related online services via the Internet. Quokka issued approximately 3.9 million shares of common stock in exchange for 71% of the ownership interest in Golf.com, LLC. This transaction was completed on October 3, 2000 and was accounted for under the purchase method of accounting.

        On July 20, 2000, we signed a definitive agreement to acquire Total Sports Inc., an event-centered, online sports media company. Quokka will issue approximately 15 million shares of common stock in exchange for all of the outstanding capital stock, options and warrants of Total Sports. The transaction was completed on November 13, 2000.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

        Our revenues increased $13.0 million to $16.0 million for the September 2000 quarter from $3.0 million for the September 1999 quarter. This increase was due to the growth in the number of digital entertainment sponsors for the quarter. During the September 2000 quarter, we recognized revenues from our digital entertainment sponsorship agreements, including 2000 Sydney Olympic Games gold sponsors, content distribution, consumer revenue and other sources. Revenues from the September 1999 quarter were derived primarily from our digital entertainment sponsorship agreements and sponsorship revenue from our Around Alone Race sailing event. For the September 2000 quarter, barter revenues were 24% of net revenues.

Production and Other Costs

        Production costs increased $12.3 million to $19.2 million for the September 2000 quarter from $6.9 million for the September 1999 quarter. Production costs include hosting and connectivity, costs of personnel and consultants, software, travel, satellite transmission costs, field gear, marketing and an allocation of general and administrative expenses. The increase in production costs for the September quarter reflects costs associated with increased programming during the September 2000 quarter including our sports coverage of the 2000 Sydney Olympic Games in connection with our joint venture with NBC Olympics, Inc., the CART FedEx Championship Series, FIM Road Racing World Championship Grand Prix motorcycle races, the EcoChallenge, the BT Global Challenge and pre-production for the Presidents Cup golf tournament. This increase reflects costs associated with multiple events produced or in pre-production during the period as compared to one event, the Around Alone Race, during the comparable 1999 period.

Amortization of Acquired Programming and Distribution Rights

        Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight-line basis. Amortization of acquired programming and distribution rights increased $1.3 million to $1.5 million for the September 2000 quarter from $226,000 for the September 1999 quarter. This amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games and for the exclusive worldwide interactive media rights to FIM Road Racing World Championship Grand Prix. Acquired distribution rights represents licensing fees paid for the rights to distribute our programming on Excite@Home and Terra Networks, S.A.

Gross Profit/Loss

        Based upon the foregoing information, we had a negative gross margin of $4.7 million for the September 2000 quarter compared to a negative gross margin of $4.2 million for the September 1999 quarter.

Research and Engineering

        Research and engineering expenses increased $2.5 million to $5.1 million for the September 2000 quarter from $2.6 million for the September 1999 quarter. The increase represents the cost of additional personnel, costs associated with network operations, expenses incurred to improve and develop our Quokka Sports Platform and broadband applications and hosting costs related to our expanded events.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  (CONTINUED)

Sales and Marketing

        Sales and marketing expenses increased $1.7 million to $6.6 million for the September 2000 quarter from $4.9 million for the September 1999 quarters. Sales and marketing expenses include personnel costs, consultants, partnership marketing and advertising. This increase is attributable to partnership marketing and off-line advertising, which is designed to create brand recognition and drive Internet traffic to www.quokka.com and the other properties on the Quokka Sports Network. Expenses also increased as a result of increases in the number of sales and marketing personnel.

General and Administrative

        General and administrative expenses increased $400,000 to $4.0 million for the September 2000 quarter from $3.6 million for the September 1999 quarter. General and administrative expenses include personnel associated with general management, business and legal affairs, finance and accounting, facilities, and human resources. The increase is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure.

Depreciation

        Depreciation expenses increased $700,000 to $2.3 million for the September 2000 quarter from $1.6 million for the September 1999 quarter. Depreciation and amortization expenses consist of depreciation of computers, telecommunications equipment, software, and furniture and fixtures associated with our operational infrastructure. Amortization expense relates to leasehold improvements of our facilities in San Francisco, California. The increase is primarily due to purchases of additional equipment and amortization of leasehold improvements in our expanded facilities associated with the scaling up of our operations in connection with the 2000 Sydney Olympic Games.

Amortization of intangibles

        Amortization of intangibles for the September 2000 quarter was $4.8 million. The balance is primarily associated with amortization of the excess of the purchase price of ZoneNetwork.com, Inc. over the fair value of the tangible assets and liabilities acquired on a straight-line basis over 24 months. Also included in this balance is $555,000 of amortization related to the warrant issued to NBC in August 2000. The warrant is being amortized ratably over its term, which expires on December 31, 2004.

Losses of Associated Venture

        In December 1999, we dissolved our joint venture with Forsythe Racing, Inc. Accordingly, we did not record any losses related to the associated venture for the September 2000 quarter. Prior to December 1999, we had accounted for our 50% interest in this joint venture under the equity method of accounting. For the September 1999 quarter, losses of associated venture were $372,000.

Minority Interest in Net Loss of Consolidated Subsidiary

        During February 1999, we formed NBC/Quokka Ventures, LLC, a joint venture with NBC Olympics, Inc. to provide interactive digital coverage of the Olympic Games and related pre-games events. In connection with this venture, NBC has contributed, among other things, certain programming and content in exchange for a 49% minority interest. The fair market value of this content is being amortized over the initial term of the venture agreement from inception through October 2004 on a straight-line basis and is included in our amortization of acquired programming rights expense. For the September 2000 and 1999 quarters, minority interest of $645,000 represents the minority interest's share of net losses for the period.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  (CONTINUED)

Interest Income/(Expense)

        Interest expense, net of interest income, was $28.8 million for the September 2000 quarter. Interest income, net of interest expense, was $745,000 for the September 1999 quarter. The increase in interest expense was due to a one time charge of $28.5 million associated with the beneficial conversion feature embedded in the convertible debt instrument that was issued in September 2000. Interest income recorded during these periods includes interest income earned on cash and cash equivalents and investments in marketable securities. Remaining interest expense incurred during these periods related to our financing obligations for various equipment purchases.

Net Loss

        Based upon the foregoing information, we had a net loss of $55.7 million for the September 2000 quarter compared to a net loss of $15.8 million for the September 1999 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

        Our revenues increased $31.7 million to $38.1 million for the nine months ended September 30, 2000 from $6.4 million for the comparable 1999 period. This increase was due to growth in the number of digital entertainment sponsors for the nine month period. Revenue for the nine months ended September 30, 2000 were derived primarily from our digital entertainment sponsorship agreements including 2000 Sydney Olympic Games gold sponsors, content distribution, consumer revenue and other sources. Revenue for the nine months ended September 30, 1999 were derived primarily from our digital entertainment sponsorship agreements and sponsorship revenue from the Around Alone sailing event.

Production Costs

        Production costs increased $23.2 million to $36.5 million for the nine months ended September 30, 2000 from $13.3 million for the nine months ended September 30, 1999. The increase in production costs from 1999 to 2000 is due to increased sports programming including our sports coverage of the 2000 Sydney Olympic Games in connection with our joint venture with NBC Olympics, Inc., the CART FedEx Championship Series, the FIM Road Racing World Championship Grand Prix motorcycle races, the America's Cup 2000 and Challenger Series yacht races, the EcoChallenge, the BT Global Challenge, coverage of Everest 2000, GM Experience at Le Mans, the 2000 North American International Auto Show, the 100th U.S. Open at Pebble Beach and pre-production for the Presidents Cup golf tournament. This increase reflects costs associated with multiple events produced or in pre-production during the period as compared to one event, the Around Alone Race, during the comparable 1999 period. Also included in 1999 production costs are costs associated with the launch of the Quokka Sports Network in March 1999.

Amortization of Acquired Programming and Distribution Rights

        Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight-line basis. Amortization of acquired programming and distribution rights increased $3.2 million to $5.1 million for the nine months ended September 30, 2000 from $1.9 million for the nine months ended September 30, 1999. This amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games, for the exclusive worldwide interactive media rights to FIM Road Racing World Championship Grand Prix and for the America's Cup 2000 Yacht Race. Acquired distribution rights represents licensing fees paid for the rights to distribute our programming on Excite@Home and Terra Networks, S.A.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  (CONTINUED)

Gross Profit/Loss

        Based upon the foregoing information, we had a negative gross margin of $3.5 million for the nine months ended September 30, 2000 compared to a negative gross margin of $8.7 million for the nine months ended September 30, 1999.

Research and Engineering

        Research and engineering expenses increased $7.3 million for the nine months ended September 30, 2000 to $16.5 million from $9.2 million for the nine months ended September 30, 1999. The increase represents the cost of additional personnel and related expenses associated with our continuing development of our Quokka Sports Platform, broadband applications and network operations and other engineering initiatives.

Sales and Marketing

        Sales and marketing expenses increased $8.4 million to $22.3 million for the nine months ended September 30, 2000 from $13.9 million for the nine months ended September 30, 1999. Sales and marketing expenses include personnel costs, consultants, partnership marketing, and advertising. This increase is attributable to partnership marketing and off-line advertising, which is designed to create brand recognition and drive Internet traffic to www.quokka.com and the other properties on the Quokka Sports Network. Expenses also increased as a result of increases in the number of sales and marketing personnel.

General and Administrative

        General and administrative expenses increased $3.3 million to $11.3 million for the nine months ended September 30, 2000 from $8.0 million for the nine months ended September 30, 1999. General and administrative expenses include personnel associated with general management, business and legal affairs, finance and accounting, facilities, and human resources. The increase is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure.

Restructuring Costs

        Restructuring costs for the nine months ended September 30, 2000 were $587,000. These costs are associated with a change in the Company's e-commerce operational model from in-house to outsource fulfillment. As a result, 22 employees associated with the in-house fulfillment were identified and terminated prior to June 30, 2000. Included in the restructuring costs are severance expenses as well as the write-off of related in-house software that managed the e-commerce function that has been taken out of service. All restructuring costs have been expensed within operating expenses. At September 30, 2000, a remaining accrual of $69,000 was included in accrued liabilities and is expected to be relieved by December 31, 2000.

Depreciation

        Depreciation and amortization expenses increased $2.9 million to $5.7 million for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30, 1999. The increase is primarily due to purchases of additional equipment and amortization of leasehold improvements in our expanded facilities associated with the scaling up of our operations in connection with the 2000 Sydney Olympic Games.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  (CONTINUED)

Amortization of intangibles

        Amortization of intangibles for the nine months ended September 30, 2000 was $9.0 million. The balance is primarily associated with the amortization of the excess of the purchase of ZoneNetwork.com, Inc. over the fair value of the tangible assets and liabilities acquired on straight-line basis over 24 months. Also included in this balance is amortization of $555,000 related to the warrants issued in August 2000. The warrant is being amortized ratably over its term, which expires on December 31, 2004.

Losses of Associated Venture

        In December 1999, we dissolved our joint venture with Forsythe Racing, Inc. Accordingly, we did not record any losses related to the associated venture for the nine months ended September 30, 2000. Prior to December 1999, we had accounted for our 50% interest in this joint venture under the equity method of accounting. For the nine months ended September 30, 1999, losses of associated venture were $1.4 million.

Minority Interest in Net Loss of Consolidated Subsidiary

        For the nine months ended September 30, 2000, minority interest was $1.9 million compared to $1.3 million for the nine months ended September 30, 1999 and represents the minority interest's share of net losses for the period.

Interest Income/(Expense)

        Interest expense, net of interest income, was $28.5 million for the nine months ended September 30, 2000. Interest income, net of interest expense, was $957,000 for the September 1999 quarter. The increase in interest expense was due to a one time charge of $28.5 million associated with the beneficial conversion feature embedded in the convertible debt instrument issued in September 2000. Interest income recorded during these periods includes interest income earned on cash and cash equivalents and investment in marketable securities. Interest expense incurred during these periods related to our financing obligations for various equipment purchases.

Net Loss

        Based upon the foregoing information, we had net losses of $95.5 million for the nine months ended September 30, 2000 and $41.8 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Since August 1996, we have financed our operations primarily through private sales of our equity securities. On August 2, 1999, Quokka completed its initial public offering of common stock. Net proceeds to Quokka from that offering were approximately $54.4 million, net of underwriters' discounts and offering expenses. Total net proceeds from sales of our equity securities since August 1996 through September 30, 2000 were $193.5 million.

        On August 22, 2000, we issued a warrant to purchase 10.0 million shares of Quokka common stock to NBC for cash consideration of $500,000 and NBC's continued relationship with Quokka. The warrant is exercisable at prices ranging from $8.89 per share to $20.00 per share through 2004. If all warrants are exercised, total estimated proceeds to be received are $140.8 million.

        On September 15, 2000, the Company completed a private placement in which the Company issued 7.0% convertible subordinated promissory notes and warrants for total consideration of $77.4 million before transaction fees and expenses.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  (CONTINUED)

        At September 30, 2000, we had $74.7 million in cash and cash equivalents. Restricted cash associated with three office leases, equipment financing loan and the employee stock purchase plan aggregated $6.0 million at September 30, 2000. Net cash used in operating activities was $52.0 million for the nine months ended September 30, 2000, $48.3 million for the year ended December 31, 1999, $10.9 million for the year ended December 31, 1998, $3.8 million for the year ended December 31, 1997 and $34.7 million for the nine months ended September 30, 1999. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items including compensation expense related to the issuance of warrants and options to attract and retain key vendors and business partners. Non-cash charges were $30.2 million for the nine months ended September 30, 2000 primarily due to the beneficial conversion charge for the convertible debt, $4.2 million for the year ended December 31, 1999, $530,000 for the year ended December 31, 1998, $68,000 for the year ended December 31, 1997 and $1.3 million for the nine months ended September 30, 1999. Non-cash charges relating to depreciation expense were $5.7 million for the nine months ended September 30, 2000 and $2.8 million for the nine months ended September 30, 1999. Non-cash charges related to the amortization of programming and distribution rights were $5.1 million for the nine months ended September 30, 2000 and $1.9 million for the nine months ended September 30, 1999. Non-cash charges related to the amortization of goodwill was $9.0 million for the nine months ended September 30, 2000 and zero for the nine months ended September 30, 1999.

        Net cash used in investing activities was $18.4 million for the nine months ended September 30, 2000 resulting primarily from net purchases of marketable securities and purchases of additional equipment and leasehold improvements in our expanded facilities. Net cash used in investing activities was $74.2 million for the year ended December 31, 1999, $2.7 million for then year ended December 31, 1998 and $295,000 for the year ended December 31, 1997 and $6.9 million for the six months ended September 30, 1999 resulting primarily from purchases of additional equipment and leasehold improvements in our expanded facilities.

        Net cash provided by financing activities was $70.3 million for the nine months ended September 30, 2000 resulting primarily from proceeds related to our convertible debt financing. Net cash provided by financing activities was $102.4 million for the year ended December 31, 1999, $33.6 million for the year ended December 31, 1998 and $8.1 million for the year ended December 31, 1997 and $98.3 million for the six months ended September 30, 1999 resulting primarily from net proceeds from long term financing arrangements and the issuance of preferred and common stock.

        At September 30, 2000, Quokka was in default of debt covenants relating to a $2.0 million equipment financing loan with Silicon Valley Bank ("SVB"). Since October 1, 2000, the Company is in default of certain covenants. The noteholder can call the note at any time. At September 30, 2000, the outstanding balance due was classified as a current liability. We are in the process of working with the noteholder to amend the covenants, however no assurance can be given that the covenants will be amended or a waiver will be obtained.

        We believe that our current cash and cash equivalent balance of $74.7 million as of September 30, 2000 will be sufficient to fund our operating requirements for working capital and capital expenditures for at least the next twelve months. Thereafter, we may need to raise additional funds. To the extent that we encounter unanticipated opportunities, we may seek to raise additional funds sooner, in which case we may sell additional equity or debt securities or borrow funds from banks. If this were to occur, the percentage ownership of our stockholders could be reduced and our stockholders may experience additional dilution. No assurances can be given that our efforts to raise these funds will be successful. In the event we are unable to raise these funds, our operations may be materially adversely affected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting with Derivative Instruments and Hedging Activities 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective date

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  (CONTINUED)

of FASB Statement No. 133," which deferred the effective date until January 1, 2001. The Company has not engaged in hedging activities or invested in derivative instruments. The Company is assessing the requirements of SFAS No. 133 and the effects, if any, on the Company's financial position, results of operations and cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

        In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" was issued. FIN No. 44 clarifies the application of APB No. 25 for only certain issues. Among other issues, FIN No. 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of the conclusions of FIN No. 44 did not have a material impact on the Company's financial position and results of operations.

        In January 2000, the Emerging Issues Task Force ("EITF"), reached a consensus on EITF 99-17, "Accounting for Advertising Barter Transactions" (the "Issue"). This Issue states that revenue and expense should be recognized at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable within the limits of this Issue. If the fair value of the advertising surrendered in the barter transaction is not determinable within the limits of this Issue, the barter transaction should be recorded based on the carrying amount of the advertising surrendered, which likely would be zero. The adoption of this consensus did not have a material impact on the Company's financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                       FACTORS THAT MAY AFFECT OUR RESULTS

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES FOR AT LEAST THE NEXT SIX QUARTERS AND MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY OR GENERATE POSITIVE CASH FLOW.

        We expect to incur losses for at least the next six quarters, largely due to substantial planned increases in marketing expenses and expenses associated with our digital sports entertainment programming. We may be unable to generate sufficient revenues or control operating expenses to achieve or sustain profitability or generate positive cash flow. We adopted our current business model in August 1996 and began generating revenues in connection with this model during the first quarter of 1997. As of September 30, 2000, we had an accumulated deficit of $168.4 million. Our net operating losses were $68.9 million for the nine months ended September 30, 2000, $56.9 million for the year ended December 31, 1999 and $9.5 million for year ended December 31, 1998. Cash used in operating activities was $52.0 million for the nine months ended September 30, 2000, $48.3 million for year ended December 31, 1999 and $10.9 million for year ended December 31, 1998.

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


OUR QUARTERLY OPERATING RESULTS ARE EXPECTED TO FLUCTUATE AND OUR FAILURE TO MEET FINANCIAL ESTIMATES COULD CAUSE OUR STOCK PRICE TO SUFFER.

        Our quarterly operating results have varied in the past, and we expect them to fluctuate in future periods. For example, our revenues for the three months ended September 30, 2000 were $16.0 million as compared to $12.6 million for three months ended June 30, 2000 and $9.5 million for the preceding quarter ended March 31, 2000. These fluctuations depend on a number of factors described below and elsewhere in this "Factors That May Affect Our Results" section of this report, many of which are outside our control. We may be unable to predict our future revenues and expenses accurately or adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In particular, because digital entertainment sponsorships have a lengthy sales cycle, it is difficult to predict when new sponsorship agreements will be completed and, consequently, when revenue from new agreements will first be recognized. Any significant shortfall of revenues would have a negative impact on our results of operations.

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

WE ARE SUBJECT TO COVENANTS WHILE ANY OF OUR 7.0% CONVERTIBLE SUBORDINATED NOTES DUE SEPTEMBER 2005 REMAIN OUTSTANDING THAT COULD LIMIT OUR OPERATIONAL FLEXIBILITY AND IF WE FAIL TO COMPLY WITH THESE COVENANTS WE WILL BE IN DEFAULT ON THE NOTES.

        As is customary in debt transactions, the investment by the noteholders was contingent on our agreement to comply with various covenants while any 7.0% convertible subordinated notes due September 2005 remain outstanding. These covenants include both affirmative covenants and negative covenants.

        The affirmative covenants require us, among other things, to do the following:

        -       pay principal of and interest on the notes;

        -       make SEC and other regulatory filings;

        -       pay taxes;

        -       maintain minimum levels of insurance;

        -       comply with applicable laws;

        - deliver to the noteholders annual compliance certificates and notice of any events of default;

        -       achieve minimum revenue and operating income thresholds; and

                control maximum operating losses.

        The negative covenants restrict us and any subsidiaries from, among other things, taking the following actions without the consent of the noteholders:

        - incurring or assuming additional indebtedness in excess of $25.0 million;

        - declaring dividends, purchasing or redeeming capital stock or otherwise incurring any liability to make any other payment or distribution of cash or other property;

        - selling assets or properties outside the ordinary course of business in excess of $3.0 million in any calendar year;

        -       liquidating the company;

        - entering into transactions with affiliates outside the ordinary course of business;

        - transferring any voting stock of any subsidiary outside the company and its affiliates;

        - creating or incurring any liens on its properties or assets other than certain permitted liens;

        - acquiring or investing in any assets or business of any person for cash in excess of 20% of the sum of available cash and cash equivalents;

        - acquiring or investing in any assets or business of any person other than asset acquisitions in the ordinary course of business, intercompany acquisitions or Board-approved acquisitions where the sole consideration is our capital stock; and

        - engaging in any business other than which is the same or reasonably related or complementary to existing businesses of the company and our subsidiaries.

        Complying with these covenants could restrict our operating flexibility. If we fail to comply with these covenants within the prescribed time periods, an event of default will result, triggering remedies in favor of the noteholders. Among these remedies is the acceleration of the maturity of the notes at a premium of 115% of the sum of the face value of the notes, accrued but unpaid interest on the notes and unpaid delay or default amounts on the notes.

IF AN EVENT OF DEFAULT OCCURS UNDER OUR 7.0% CONVERTIBLE SUBORDINATED NOTES, THE NOTEHOLDERS WILL BE ABLE TO REQUEST IMMEDIATE PAYMENT OF A PREMIUM REDEMPTION PRICE ON THE NOTES, WHICH CASH PAYMENTS, IF AVAILABLE, WOULD NOT BE AVAILABLE FOR OTHER GENERAL CORPORATE PURPOSES.

        If an event of default identified under the 7.0% convertible subordinated notes occurs, then the noteholders may declare the notes and any accrued but unpaid interest and payments on the notes to be immediately due and payable and demand immediate payment of a premium price equal to 115% of the sum of the face value of the notes, accrued but unpaid interest and unpaid delay or default amounts on the notes. These events of default include: (1) failure to pay the principal on any note when due; (2) an assignment for the benefit of creditors or other bankruptcy or insolvency event; (3) the rendering of a judgment against us in excess of $1 million (net of any insurance coverage) that is not discharged within 60 days; (4) defaults under any mortgage, indenture, agreement or instrument evidencing indebtedness in excess of $4 million; and (5) the breach of covenants or representations or warranties made to the noteholders. The premium redemption price payable upon other events of default -- including (a) our failure to redeem all unconverted notes if we elect to exercise our optional redemption rights (b) or the occurrence of an interfering event that restricts the liquidity of the common stock underlying the notes and warrants -- may also include the value the noteholder would be entitled to receive upon conversion of the note into common stock at the applicable conversion price followed by the sale of the common stock at the greater market value at either the closing of the redemption or the event triggering the right to redemption. If an event of default occurs for which a noteholder demands immediate payment at a premium redemption price, the cash outlays for such purposes would not be available for other general corporate purposes and if we are unable to pay the premium redemption price on the notes our viability as an independent corporate entity would be jeopardized.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE SUBJECT TO SIGNIFICANT DOWNWARD PRESSURE IF THE PRICE OF OUR COMMON STOCK FALLS, THE CONVERSION PRICE OF OUR 7.0% CONVERTIBLE SUBORDINATED NOTES IS RESET DOWNWARD, NOTEHOLDERS CONVERT AND SELL MATERIAL AMOUNTS OF OUR COMMON STOCK AND/OR NOTEHOLDERS PARTICIPATE IN SHORT SALES OF OUR COMMON STOCK.

        The common stock issuable upon conversion of the 7.0% convertible subordinated notes is presently indeterminable and could fluctuate significantly, resulting in substantial dilution. See the risk factor entitled "You will experience dilution upon the conversion of notes and exercise of warrants issued in the private placement and may experience additional dilution if the conversion price of the notes is adjusted downward or if we elect to pay interest on the notes with payments-in-kind rather than cash". In addition, significant downward pressure on the market price of our common stock could develop as noteholders convert and sell material amounts of common stock. Any such sales could encourage short sales by noteholders or others, placing further downward pressure on the market price of our common stock. The downward pressure could lead to a further reduction of the conversion price of the notes, resulting in additional dilution as notes are converted. The sale of these additional shares in the market could place further downward pressure on the market price with the effect of a still lower conversion price. This spiral effect could result in additional dilution and downward pressure on our market price.

OUR 7.0% CONVERTIBLE SUBORDINATED NOTES AND RELATED PAYMENT OBLIGATIONS COULD RESTRICT OUR FINANCIAL FLEXIBILITY AND FUTURE PROSPECTS.

        We have incurred significant leverage as a result of the issuance on September 15, 2000 of our 7.0% convertible subordinated notes due September 2005 in the aggregate principal amount of approximately $77.4 million. If the notes have not been converted into our common stock prior to their maturity and if other financing has not been obtained to refinance the notes prior to that time, a substantial portion of our cash flows would be required to repay the outstanding principal of the notes at that time. In addition, some holders of the notes may require that quarterly interest payments on the notes be made in cash, and any such cash payments would reduce the funds available for other corporate purposes. Furthermore, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future because of the outstanding notes. Finally, our substantial degree of leverage may limit our flexibility to adjust to changing market conditions, place us at a disadvantage relative to our competitors, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

WE NEED TO ACQUIRE RIGHTS TO KEY SPORTING EVENTS TO DEVELOP MORE PROGRAMMING AND GROW OUR BUSINESS, BUT THE COST AND COMPETITION FOR THESE RIGHTS COULD PREVENT US FROM DOING SO

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

WE DEPEND ON A SMALL NUMBER OF SPONSORS, THE LOSS OF WHICH COULD HARM OUR REVENUES.

        To date, we have depended on a limited number of sponsors for a majority of our revenues. For the nine months ended September 30, 2000, three sponsors accounted for 44% of our revenues. In 1999, three sponsors accounted for 65% of our revenues. We anticipate that our results of operations will continue to depend, to a significant extent, upon revenues from a small number of digital entertainment sponsors. The loss of one or more sponsors could negatively affect our business. Although we seek to enter into multi-year agreements with sponsors, we cannot guarantee that these sponsors will maintain their association with us. Certain of our sponsors have the right to terminate our agreements with them if they are dissatisfied with our performance, and certain digital entertainment sponsors have the right to terminate our agreements after a specified period of time as set forth in the applicable contract. The termination of any sponsorship agreement could materially affect our sponsorship revenue backlog, and our business and financial results would suffer. For example, we recently agreed with Compaq Computer Corporation to terminate its sponsorship agreement with us at the end of 2000. If we are unable to obtain additional sponsors to replace the revenue forecasted for 2001 and 2002 under the Compaq digital entertainment partnership agreement, our financial results would be adversely affected.


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

        If appropriate opportunities arise, we intend to acquire businesses, technologies, services or products that we believe are strategic for our success. For example, in October 2000 we acquired a majority of the ownership interests in Golf.com, LLC and in November 2000 we acquired all of the capital interests of Total Sports Inc. The digital sports entertainment industry is new, highly competitive and rapidly changing. We believe these industry dynamics could result in a high level of acquisition activity as companies seek to gain competitive advantage. Competitive forces could require us to acquire additional companies or technology. Our competitive position in the industry could decline if we are unable to acquire businesses or technology that are strategic for our success or if we fail to successfully integrate any acquisitions with our current business. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures, including the allocation of significant management time and company resources that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. See also "-- Factors Related to the Merger with Total Sports" for a description of the risks involved in integrating Quokka and Total Sports.

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

        Sales of a substantial number of shares in the public market could negatively affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We recently completed two transactions in which we issued instruments which are convertible into or exercisable for Quokka common stock. In August 2000, we issued to National Broadcasting Company, Inc. a warrant to purchase up to 10.0 million shares of our common stock at varying prices from $8.89 per share to $20.00 per share. The warrant expires at the end of December 2004 and the first portion of the warrant is exercisable in June 2001. If NBC elects to exercise this warrant, your ownership in Quokka will be diluted. If NBC subsequently sells its shares, the market price for our stock could be adversely affected. On September 15, 2000, we closed a private placement of 7.0% convertible promissory notes in an aggregate face amount of $77.4 million and warrants to purchase an aggregate of 2,805,750 shares of Quokka common stock. If the noteholders convert their notes or exercise their warrants, your ownership in Quokka will be diluted. If these holders subsequently sell their shares, the market price for our stock could be adversely affected. For a further discussion see "-- Additional Factors Related to the Private Placement -- You will experience dilution upon the conversion of notes and exercise of warrants issued in the private placement and may experience additional dilution if the conversion price of the notes is adjusted downward or if we elect to pay interest on the notes with payments-in-kind rather than cash."


OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

        We believe that broad recognition and a favorable audience perception of the Quokka brands will be essential to our success. If our brand does not achieve favorable broad recognition, our success will be limited. We intend to build traffic and brand recognition by aggressively marketing the Quokka Sports Network brand as well as the brands of individual sport verticals within our network. We plan to continue to market each of these brands through extensive traditional media campaigns employing advertising on television, printed publications, outdoor signage and radio. We also plan to continue to conduct a simultaneous online advertising campaign and to seek exposure through our co-branded initiatives. For the nine months ended September 30, 2000, we spent $4.5 million for advertising. For the year ended December 31, 1999, we spent $7.7 million for advertising. We expect to significantly increase our advertising expenses in future periods as we build the Quokka brands and awareness of our properties in our network. We may lack the resources necessary to accomplish these initiatives. Even if the resources are available, we cannot be certain that our multi-brand enhancement strategy will deliver the brand recognition and favorable audience perception that we seek for any of our brands. If our strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Even if we achieve greater recognition of our brands, competitors with greater resources or a more recognizable brand could reduce our market share of the emerging digital sports entertainment market.

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

        We recently decided to enter into a relationship with a service provider for the back-end infrastructure, inventory and customer care processes for a portion of our electronic commerce business. We have no experience managing this type of relationship and may be unable to realize the anticipated cost savings and increased consumer revenues. After becoming familiar with our service provider, individuals may decide to purchase products directly from them and we may lose consumer revenues. We may experience lower viewing time on our web sites if viewers are diverted from our web sites to our service provider's web site.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS AND COULD RESULT IN ADDITIONAL DILUTION

        We believe that our current capital reserves will be sufficient to fund our operating requirements for at least the next 12 months. Thereafter, we may need to raise additional capital. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be diluted and the securities issued may have rights, preferences and privileges senior to those of our common stock.


OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH.

        We are experiencing a period of significant expansion. We had 385 employees at September 30, 2000, compared to 284 employees at December 31, 1999 and 118 employees at December 31, 1998. This growth is placing, and we expect any further growth to continue to place, a significant strain on our management, operational and financial resources. This will require us to implement additional management information systems and to develop additional operating, administrative, financial and accounting systems and controls. If we are unable to develop these systems and manage our growth effectively, our business will not operate efficiently and our results of operations could be negatively affected.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

        Our success will depend on the continued services of our senior management and other key personnel, as well as our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. The loss of the services of any of our executive officers, particularly Alvaro Saralegui, our president and chief executive officer, or other key employees could prevent us from executing our business strategy. Competition for these personnel is intense, and we may not be able to successfully attract, integrate or retain sufficiently qualified personnel. Our anticipated programming schedule in the near future will require that we attract and retain personnel who are skilled in production, computer and other technical fields. Skilled technical personnel are in high demand and have multiple employment opportunities, especially in the San Francisco Bay Area, where our headquarters are located. As a matter of practice, we do not generally enter into employment agreements with our employees.


               ADDITIONAL FACTORS RELATED TO THE PRIVATE PLACEMENT

OUR COMMON STOCK IS SUBORDINATE TO THE 7.0% CONVERTIBLE SUBORDINATED NOTES UPON ANY LIQUIDATION OR BANKRUPTCY AND WILL ONLY BE PAID IF FUNDS OR ASSETS REMAIN AFTER FULL PAYMENT TO THE NOTEHOLDERS.

        In the event of a liquidation or bankruptcy or other similar event, the notes will rank senior to the common stock upon any distribution. Accordingly, upon such a distribution event, the holders of our outstanding common stock will receive a smaller amount of the distribution than their ownership percentage in the company may suggest and will only receive a payment if funds or assets remain after full payment to the noteholders.

IF AN EVENT OCCURS THAT INTERFERES WITH A NOTEHOLDER'S LIQUIDITY, WE MAY BE REQUIRED TO PAY A MONTHLY DELAY PAYMENT AND REDEEM THE NOTES AT A PREMIUM.

        We have agreed to use our best efforts to provide for the liquidity of the common stock underlying the notes and warrants acquired by the noteholders, including registering the shares of common stock underlying the notes and warrants, listing those shares with the Nasdaq National Market, avoiding the suspension of trading in our common stock in excess of 45 days in any 12 months and maintaining enough authorized shares of common stock to enable the conversion of the notes and the exercise of the warrants. If any of these interfering events occurs and is continuing, we may be required to pay to the noteholders a monthly delay payment equal to one percent (1%) of the face amount of the notes, all accrued and unpaid interest on the notes and all unpaid penalties payable on the notes, for each 30 day period (or portion thereof) of the interfering event. In addition, under some circumstances, we may be required to redeem the notes if the interfering event continues at a premium redemption price equal to the greater of (1) 115% of the sum of the face value of the notes, accrued but unpaid interest on the notes and unpaid delay or default amounts on the notes, or (2) the value the noteholder would be entitled to receive upon conversion of the note into common stock at the applicable conversion price followed by the sale of the common stock at the greater market value at either the closing of the redemption or the event triggering the right to redemption. If a monthly delay payment or a redemption were to occur, the cash outlays for such purposes would not be available for other general corporate purposes.

YOU WILL EXPERIENCE DILUTION UPON THE CONVERSION OF NOTES AND EXERCISE OF WARRANTS ISSUED IN THE PRIVATE PLACEMENT AND MAY EXPERIENCE ADDITIONAL DILUTION IF THE CONVERSION PRICE OF THE NOTES IS ADJUSTED DOWNWARD OR IF WE ELECT TO PAY INTEREST ON THE NOTES WITH PAYMENTS-IN-KIND RATHER THAN CASH.

        The notes we issued on September 15, 2000 in the principal amount of $77.4 million have a conversion price of $5.415. Accordingly, if all the notes are converted at that conversion price, there will be dilution of approximately
14.3 million shares of common stock. In addition, we issued warrants to acquire approximately 2.8 million shares of our common stock and these warrants are exercisable at any time. Accordingly, the private placement is expected to result in dilution of approximately 17.1 million shares of common stock, or approximately 36.6% of the 46.4 million shares of common stock outstanding on September 15, 2000. In addition, for a period of at least 75 trading days beginning February 15, 2001, the conversion price of the notes may be reset downward depending on the trading price of our common stock. If the conversion price is reset downward, there will be dilution upon conversion of the notes in excess of the 14.3 million shares identified above. There is no limit on how low the conversion price may be reset. Additionally, you may experience dilution if we elect to pay interest on the notes with payments-in-kind rather than cash. Payments-in-kind allow us to avoid an immediate cash outlay on each interest payment date but have the effect of increasing the face amount of the notes. Assuming (1) we pay all interest payments on the notes for the full five year term of the notes with payments-in-kind rather than cash, (2) the conversion price remains at $5.415 throughout the five years and (3) no notes are converted during the five year term of the notes, then the payments-in-kind would increase the face amount of the notes by approximately $32.1 million, which would be convertible into approximately 5.9 million additional shares of our common stock. Depending on the applicable conversion price and the payments-in-kind we elect to make, as well as the number of shares of our common stock outstanding at that time, the number of shares issuable upon conversion of the notes and exercise of the warrants could result in a change of control of Quokka.

WE HAVE LIMITED RIGHTS TO REDEEM THE NOTES PRIOR TO MATURITY AND MAY THEREFORE BE SUBJECT TO THE DEBT AND RELATED COVENANTS LONGER THAN WE WOULD PREFER.

        Our ability to pay off the debt by redeeming the notes prior to maturity is limited. We will only be able to redeem the notes after March 15, 2002 and only if the following apply:

        - our common stock has traded, for at least 30 consecutive trading days, at a closing price of $10.830 (as adjusted for any stock splits and related adjustments);

        - the noteholders have been able to sell their shares under an effective registration statement on each of those 30 trading days;

        - the noteholders have been able to convert all their notes under the rules of the applicable securities exchange on which our common stock is traded; and

        - we have the financial resources and ability to repurchase all the notes.

        If we are unable to redeem the notes when we would like, we will be required to continue to comply with the affirmative and negative covenants we made to the noteholders and could therefore be restricted from making the financial and operational decisions we might prefer.

IF OUR OPERATING CASH FLOWS DO NOT GROW AS EXPECTED, WE MAY NOT HAVE SUFFICIENT CASH TO REDEEM THE NOTES AT MATURITY ON SEPTEMBER 15, 2005.

        While we have sufficient cash available to meet our payment obligations under the notes prior to their maturity, if our operating cash flows do not grow as expected today and if the noteholders have not elected to convert their notes prior to their maturity, we may not have sufficient cash available to redeem the notes at maturity, in which case we would need to refinance the notes by incurring replacement indebtedness or raising funds through the issuance of equity. There can be no assurance that we would be able to obtain such replacement indebtedness or raise funds through the issuance of equity.

                 FACTORS RELATED TO THE MERGER WITH TOTAL SPORTS

IF WE ARE NOT SUCCESSFUL IN INTEGRATING TOTAL SPORTS WITH OUR ORGANIZATION, THE COMBINED COMPANY MAY BE UNABLE TO OPERATE EFFICIENTLY AFTER THE MERGER.

        The combined company's ability to operate efficiently after the merger will depend in part on the integration of Quokka's and Total Sports's operations and personnel in a timely and efficient manner. In order for the combined company to provide enhanced and more valuable content and services to its customers after the merger, the combined company will need to integrate its operations, technology and content. This integration may be difficult and unpredictable because our web sites and Total Sports' web sites have been developed independently and were designed without regard to integration. Successful integration of the two companies' operations, technology and content also requires coordination of different development and engineering teams, as well as sales and marketing efforts and personnel. This, too, may be difficult and unpredictable because of possible cultural conflicts between Quokka and Total Sports as well as difficulties related to the geographical separation of the two companies' primary operations. If the two companies cannot successfully integrate their operations, technology and personnel, the combined company may not be able to operate efficiently or realize the expected benefits of the merger.

EFFORTS TO INTEGRATE QUOKKA AND TOTAL SPORTS MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM DAY-TO-DAY OPERATIONS.

        The integration of Quokka's and Total Sports's operations and personnel may place a significant burden on the combined company's management and other internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could prevent the combined company from operating efficiently.

WE EXPECT TO INCUR SIGNIFICANT COSTS TO INTEGRATE THE COMPANIES INTO A SINGLE BUSINESS.

        We expect to incur costs from integrating Total Sports' operations, technology and personnel. These costs may be significant and may include expenses and other liabilities for:

        -       employee redeployment, relocation or severance;

        -       conversion of information systems;

        -       increased travel and communications systems;

        -       combining teams and processes in various functional areas; and

        -       reorganization or closures of facilities.

        The integration costs incurred by us may negatively impact the financial condition of the combined company and the market price of our common stock.

FAILURE TO RETAIN KEY EMPLOYEES COULD DIMINISH THE ANTICIPATED BENEFITS OF THE MERGER.

        The successful combination of Quokka and Total Sports will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, unique technical skills or management expertise. The combined company may be unable to retain Quokka and Total Sports management, technical, production, sales and marketing personnel that are critical to the successful integration of Quokka and Total Sports, resulting in disruption of operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs and otherwise diminishing anticipated benefits of the merger.

WE FACE MANY OTHER RISKS, AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OUR QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED MARCH 31 AND JUNE 30 INCLUDING THE FOLLOWING:

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt or lease obligations due to the fixed nature of the obligation.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term financial instruments. Due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. We have limited foreign operations and so we believe that we are not materially exposed to foreign currency fluctuations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time Quokka is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarterly period ended September 30, 2000, Quokka has issued and sold unregistered securities as follows:

        On June 21, 2000, Quokka approved the issuance of a warrant to National Broadcasting Company, Inc. ("NBC") for the purchase of 10 million shares of the Company's common stock, par value $0.0001 per share ("Common Stock"), (the "Warrant"). The Warrant was issued pursuant to the terms of a Warrant Issuance Agreement dated as of August 22, 2000 by and between the Company and NBC (the "Warrant Issuance Agreement") and for cash consideration of $500,000. The Company previously reported the issuance of the Warrant in its current report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 31, 2000, a copy of which is filed herewith as exhibit 99.1 and is hereby incorporated herein by reference.

        On September 15, 2000, Quokka Sports, Inc. (the "Company") completed a private placement in which we issued 7.0% convertible subordinated promissory notes in an aggregate face amount of $77.4 million to institutional and other accredited investors and also issued warrants to purchase an aggregate of 2,805,750 shares of common stock to the noteholders. In the event of a liquidation or bankruptcy or other similar event, the 7.0% convertible subordinated notes will rank senior to the common stock upon any distribution. Accordingly, upon such a distribution event, the holders of our outstanding common stock will receive a smaller amount of the distribution than their ownership percentage in the company may suggest and will only receive a payment if funds or assets remain after full payment to the noteholders. The Company previously reported the terms of this private placement in its current report on Form 8-K filed with the SEC on September 19, 2000, its registration statement on Form S-4 filed with the SEC and declared effective by the SEC on October 11, 2000, and its registration statement on Form S-3 filed with the SEC on October 13, 2000 and declared effective by the SEC on October 19, 2000, copies of which are filed herewith as exhibits 99.2, 99.3 and 99.4, respectively, and each of such exhibits hereby is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER


        A Special Meeting of Stockholders of the Company was held on September 28, 2000. The two proposals set forth in the proxy statement pursuant to Regulation 14A of the securities Exchange Act of 1934, as amended, the definitive version of which was filed on September 1, 2000, were approved as proposed. For the proposal regarding the acquisition of approximately 71% of the outstanding membership interests of Golf.com, LLC, there were 39,362,592 votes cast, 2,845 abstentions and 4,578,426 broker non-votes. The Golf.com acquisition proposal was approved by 34,767,607 shares voting for the proposal, with 13,714 shares voting against the proposal and 2,845 shares abstaining. For the proposal regarding the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 110,000,000 shares to 250,000,000 shares, there were 39,362,592 votes cast, 61,125 votes withheld and 13,535 shares were voted by brokers pursuant to stockholder instructions. The amendment to the Company's Certificate of Incorporation was approved by 39,301,467 shares voting for the proposal and 61,125 shares withheld.


ITEM 5. OTHER INFORMATION

        On November 13, 2000, pursuant to an Agreement and Plan of Merger and Reorganization dated as of July 20, 2000, as amended on October 10, 2000, by and among Quokka and Total Sports Inc., a copy of which is filed with this report as exhibit 2.1 (the "Agreement"), Quokka completed the acquisition of Total Sports Inc. ("Total Sports"). As a result of the transaction, Total Sports was merged with and into Quokka, with Quokka remaining as the surviving corporation (the "Merger"). As consideration for the transaction, approximately 15,000,000 shares of Quokka common stock was issued in exchange for all of the outstanding capital stock, options and warrants of Total Sports. No fractional shares of Quokka common stock were issued as Quokka paid cash in lieu of fractional shares. The Merger is being accounted for using the purchase method of accounting.

        The shares of Quokka common stock issued to the Total Sports equity holders were registered under a Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 11, 2000, a copy of which is filed with this report as exhibit 99.3. Of the Quokka shares issued to the outstanding stockholders of Total Sports capital stock at the closing of the Merger, 1,500,000 shares were placed in escrow to secure certain indemnification obligations contained in the Agreement. Subject to outstanding claims, the shares will be released from escrow one year after the completion of the Merger.

        The amount of consideration and other terms of the Agreement were determined through arms-length negotiations between Quokka and Total Sports, which negotiations took into account the value of the acquired intellectual property and workforce of Total Sports, among other factors. Prior to the consummation of the Merger, there were no material relationships between Total Sports and Quokka or any of its affiliates, any director or officer of Quokka, or any associate of any such director or officer.

        Upon the closing of the Merger, Frank A. Daniels, III, the former Chairman of the Board of Directors of Total Sports, was elected by the existing seven members of Quokka's Board of Directors to fill a vacancy created by an increase in the authorized number of directors to serve on Quokka's Board. Mr. Daniels will serve on Quokka's Board as a Class III Director, and as such will serve until Quokka's 2002 Annual Meeting of Stockholders or until his sccessor is duly elected and qualified.

        Total Sports is an online sports media company engaged in real time sporting event coverage for mainstream sports. Total Sports owns and operates the Total Sports Network that features TotalCast(TM) live-event coverage of Major League Baseball, NCAA basketball and NCAA football as well as every major college sports championship, including the College World Series. In addition to live event coverage, the Total Sports Network offers proprietary historical databases, data analysis and news for their fan communities.

        The foregoing description of the Agreement and the Merger is qualified in its entirety by reference to the Agreement, Quokka's Registration Statement on Form S-4 filed with the SEC on October 11, 2000 and the press release of the Company dated November 14, 2000, entitled "Quokka Sports Closes Acquisition of Total Sports," copies of which are filed herewith as exhibits 2.1, 99.3 and 99.5, respectively, and each of such exhibits hereby is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
2.1(1)         Agreement and Plan of Merger and Reorganization dated July 20,
               2000, as amended, by and among Quokka Sports, Inc. and Total
               Sports Inc.

2.2(2) Purchase Agreement and Plan of Reorganization dated June 8, 2000, as amended, by and among Quokka Sports, Inc., Golf.com, LLC, GolfData Corporation, The New York Times Company Magazine Group,
               Inc., MediaOne Interactive Services, Inc., Total Sports Inc. and
               Otto Candies, LLC

3.1(1)         Amended Certificate of Incorporation

3.2(3)         Amended and Restated Bylaws

4.1(4)         Note Purchase Agreement dated September 15, 2000 between
               Quokka Sports, Inc. and the Purchasers identified therein, including exhibits thereto

4.2(4)         Form of 7.0% Convertible Subordinated Promissory Note dated
               September 15, 2000 issued by Quokka Sports, Inc. (attached as
               Exhibit A to Exhibit 4.1)

4.3(4)         Form of Common Stock Purchase Warrant dated September 15, 2000 issued by Quokka Sports, Inc. (attached as Exhibit B to Exhibit
               4.1)

4.4(4)         Amended and Restated Investors' Rights Agreement dated September
               15, 2000 by and among Quokka Sports, Inc. and the Investors as set forth on Exhibit A thereto (attached as Exhibit C to Exhibit
               4.1)

4.5(4)         Noteholders Agreement dated September 15, 2000 by and among
               Quokka Sports, Inc. and the signatories thereto (attached as Exhibit D to Exhibit 4.1)

4.6(5)         Warrant Issuance Agreement dated August 22, 2000 by and between
               Quokka Sports, Inc. and National Broadcasting Company, Inc.

4.7(5)         Warrant dated August 22, 2000 issued to National Broadcasting
               Company, Inc.

27.1           Financial Data Schedule.

99.1(6)        Current report on Form 8-K dated August 22, 2000 filed with the
               Securities and Exchange Commission on August 31, 2000

99.2(7) Current report on Form 8-K dated September 15, 2000 filed with the Securities and Exchange Commission on September 19, 2000

99.3(8)        Registration Statement on Form S-4 filed with the Securities and
               Exchange Commission on October 11, 2000

99.4(9)        Registration Statement on Form S-3 filed with the Securities and
               Exchange Commission on October 13, 2000

99.5           Press release titled "Quokka Sports Closes Acquisition of Total
               Sports" dated November 14, 2000


-------------------

(1) Previously filed as an annex or an exhibit to Quokka's Registration Statement on Form S-4 filed on October 11, 2000 (File No. 333-44774).

(2) Previously filed as an annex to Quokka's Definitive Schedule 14A filed on September 1, 2000 (File No. 000-26311).

(3) Previously filed as an exhibit to Quokka's report on Form 10-Q filed on May 15, 2000 (File No. 000-26311)

(4) Previously filed as an exhibit to Quokka's current report on Form 8-K dated September 15, 2000 filed on September 19, 2000 (File No. 000-26311)

(5) Previously filed as an exhibit to Quokka's current report on Form 8-K dated August 22, 2000 filed on August 31, 2000 (File No. 000-26311)

(6)     Previously filed on August 31, 2000 (File No. 000-26311)

(7)     Previously filed on September 19, 2000 (File No. 000-26311)

(8) Previously filed on August 29, 2000 and amended on September 29, 2000 and October 11, 2000 (File No. 333-44774). Prospectus contained in such registration statement filed as a Rule 424(b)(3) prospectus on October 12, 2000 (File No. 333-44774).

(9) Previously filed on October 11, 2000 (File No. 333-44774). Prospectus contained in such registration statement filed as a Rule 424(b)(3) prospectus on October 19, 2000 (File No. 333-44774).

(b)  Reports on Form 8-K.

        1. On July 26, 2000, Quokka filed a current report on Form 8-K dated July 20, 2000 regarding the execution of the Agreement and Plan of Merger and Reorganization dated July 20, 2000 by and between Quokka and Total Sports Inc.

        2. On August 31, 2000, Quokka filed a current report on Form 8-K dated July 27, 2000 regarding its intention to issue convertible promissory notes in a private placement.

        3. On August 31, 2000, Quokka filed a current report on Form 8-K dated August 22, 2000 regarding its issuance of a warrant to National Broadcasting Company, Inc. for the purchase of 10 million shares of common stock of Quokka.

        4. On September 19, 2000, Quokka filed a current report on Form 8-K dated September 15, 2000 regarding the completion of a private placement wherein the Company issued 7.0% convertible subordinated promissory notes and related warrants to purchase the Company's common stock to institutional and other accredited investors.

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
2.1(1)         Agreement and Plan of Merger and Reorganization dated July 20,
               2000, as amended, by and among Quokka Sports, Inc. and Total
               Sports Inc.

2.2(2) Purchase Agreement and Plan of Reorganization dated June 8, 2000, as amended, by and among Quokka Sports, Inc., Golf.com, LLC, GolfData Corporation, The New York Times Company Magazine Group,
               Inc., MediaOne Interactive Services, Inc., Total Sports Inc. and
               Otto Candies, LLC

3.1(1)         Amended Certificate of Incorporation

3.2(3)         Amended and Restated Bylaws

4.1(4)         Note Purchase Agreement dated September 15, 2000 between
               Quokka Sports, Inc. and the Purchasers identified therein, including exhibits thereto

4.2(4)         Form of 7.0% Convertible Subordinated Promissory Note dated
               September 15, 2000 issued by Quokka Sports, Inc. (attached as
               Exhibit A to Exhibit 4.1)

4.3(4)         Form of Common Stock Purchase Warrant dated September 15, 2000 issued by Quokka Sports, Inc. (attached as Exhibit B to Exhibit
               4.1)

4.4(4)         Amended and Restated Investors' Rights Agreement dated September
               15, 2000 by and among Quokka Sports, Inc. and the Investors as set forth on Exhibit A thereto (attached as Exhibit C to Exhibit
               4.1)

4.5(4)         Noteholders Agreement dated September 15, 2000 by and among
               Quokka Sports, Inc. and the signatories thereto (attached as Exhibit D to Exhibit 4.1)

4.6(5)         Warrant Issuance Agreement dated August 22, 2000 by and between
               Quokka Sports, Inc. and National Broadcasting Company, Inc.

4.7(5)         Warrant dated August 22, 2000 issued to National Broadcasting
               Company, Inc.

27.1           Financial Data Schedule.

99.1(6)        Current report on Form 8-K dated August 22, 2000 filed with the
               Securities and Exchange Commission on August 31, 2000

99.2(7) Current report on Form 8-K dated September 15, 2000 filed with the Securities and Exchange Commission on September 19, 2000

99.3(8)        Registration Statement on Form S-4 filed with the Securities and
               Exchange Commission on October 11, 2000

99.4(9)        Registration Statement on Form S-3 filed with the Securities and
               Exchange Commission on October 13, 2000

99.5           Press release titled "Quokka Sports Closes Acquisition of Total
               Sports" dated November 14, 2000


-------------------

(1) Previously filed as an annex or an exhibit to Quokka's Registration Statement on Form S-4 filed on October 11, 2000 (File No. 333-44774).

(2) Previously filed as an annex to Quokka's Definitive Schedule 14A filed on September 1, 2000 (File No. 000-26311).

(3) Previously filed as an exhibit to Quokka's report on Form 10-Q filed on May 15, 2000 (File No. 000-26311)

(4) Previously filed as an exhibit to Quokka's current report on Form 8-K dated September 15, 2000 filed on September 19, 2000 (File No. 000-26311)

(5) Previously filed as an exhibit to Quokka's current report on Form 8-K dated August 22, 2000 filed on August 31, 2000 (File No. 000-26311)

(6)     Previously filed on August 31, 2000 (File No. 000-26311)

(7)     Previously filed on September 19, 2000 (File No. 000-26311)

(8) Previously filed on August 29, 2000 and amended on September 29, 2000 and October 11, 2000 (File No. 333-44774). Prospectus contained in such registration statement filed as a Rule 424(b)(3) prospectus on October 12, 2000 (File No. 333-44774).

(9) Previously filed on October 11, 2000 (File No. 333-44774). Prospectus contained in such registration statement filed as a Rule 424(b)(3) prospectus on October 19, 2000 (File No. 333-44774).