Form 10-K
period 2000-12-31
QUOKKA SPORTS INC
filed 2001-03-15
CIK 1037737

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,400,000 as of March 9, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock, $.0001 par value per share, outstanding at March 9, 2001 was 84,117,542.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Quokka Sports, Inc. has incorporated by reference into Part III of this report on Form 10-K portions of its definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by March 19, 2001.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains forward-looking statements of Quokka Sports, Inc. within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: our ability to secure a strategic partner for our interests in our Olympics venture with NBC prior to May 1, 2001; statements related to industry trends and future growth in the markets for digital sports entertainment and live event coverage and digital content publishing technology products and services; our ability to execute on our new business model with respect to our technology products and services business; our ability to develop multiple revenue streams; our ability to reduce our costs of generating revenues under our current business model in a timely manner, or at all; our ability to attract new sponsors and advertisers and to retain existing sponsors and advertisers; our future research and development; the timing of our introduction of new programming, technology products and services; our ability to develop content and technology for emerging digital media platforms; the time and need for additional financing and future profitability.

     Discussions containing such forward-looking statements may be found in "Business and Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause our actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed on "Factors That May Affect Our Results" on pages 18 through 34, among other things, should be considered in evaluating our prospects and future financial performance.

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

     We use the power of emerging digital media and technology to bring sports enthusiasts closer to their favorite sports. We leverage our scalable, multi-platform, digital technology to offer live event coverage, news and information, audio and text dispatches from athletes, games, community forums and content created by fans, as well as opportunities for the fan to purchase premium products in order to provide our audience a complete sports experience. We believe that media coverage is most effective when it allows the viewer to feel a real connection to other individuals, events and venues. As a result, the sports experiences on the Quokka Sports Network and for our distribution partners are intended to allow our viewers to reach halfway around the world in real time to experience all of the excitement of a major sporting event direct from wherever they happen to be. In addition, we seek to use our proprietary digital media technology to allow our technology clients to provide compelling interactive digital experiences for their own customers.

     Through this immersive approach to digital media coverage, we seek to win the "hearts and minds" of enthusiasts of the sports events we cover and create ongoing communities around these sports events. The Quokka Sports experience is designed to appeal to a global audience. Our production and technology expertise has extended to the following sports: golf, Major League Baseball, college sports, sailing, motor racing, and action sports such as skiing, climbing, hiking, snowboarding, adventure racing and mountain biking, and the Olympics. The Quokka Sports Network currently includes coverage of some of the world's largest sporting events like the biennial Olympic Games, the Men's and Women's NCAA basketball tournaments and the PGA golf tour. The properties of the Quokka Sports Network have attracted an audience of sports enthusiasts that averaged over 4.0 million unique visitors per month during the December 2000 quarter, according to our internal tracking systems.

     Since our inception, we have sought to lead our industry with innovations that allow for the delivery of content across a wide variety of digital platforms. We believe that new interactive technologies provide exciting opportunities for making information-intensive programming also entertaining. In addition to our extensive capabilities as a digital sports media company, we have also developed a core proprietary technology infrastructure and business processes that are designed to enable the collection and customization of up-to-the-minute media assets and distribution of such content quickly, efficiently and in real-time across a wide variety of digital platforms.

     Recognizing the two distinct core competencies within Quokka, in February 2001, we reorganized our operations into two separate divisions, "QMedia," our media production division, and "QTech," our live content technology solutions division. We believe that each division is a leading company in its respective market sector.

     QMEDIA. QMedia is the premier digital media company for live-event interactive sports coverage. QMedia's principal activities include the acquisition or control of digital rights, production of live sports and entertainment content, publishing and production of Web content, such as web site development for live events, content production and website maintenance, and creative sponsorship campaign development and sales. Over the past four years, QMedia has developed sponsorship campaigns for some of America's leading corporations including General Motors, Anheuser-Busch, Visa International, adidas America and General Electric. The majority of our 2000 revenues were derived from sponsorship of live events. Moving forward, QMedia expects to increase revenue through new strategic alliances. These alliances include, broadcasters wishing to create a digital media product to complement their broadcast coverage, rightsholders seeking an experienced partner to help maximize the value of their digital rights, and corporate partners seeking to create custom digital productions. QMedia currently has approximately 115 employees.

     QTECH. QTech develops and manages our proprietary Live_IP(TM) technology, and services that focus on delivering real-time and near real-time immersive rich media content for the Internet, broadband, Interactive/ Enhanced TV and wireless platforms. In general, our Live_IP platform, consists of two primary components -- a near real-time content viewer and a live content publishing system. These tools offer content producers a browser-based publishing platform for creating, editing, assembling and laying out media-rich content into overlapping content layers that aid the content producer in the complete production of the project. Our Live_IP technology permits the user to sequence, customize and tag assets for presentation as well as manipulate content acquisition and routing. In addition, this system can accommodate increased traffic levels without slowing down the ability to provide up-to-the-minute coverage of live events across a wide variety of digital platforms. QTech will offer customers its technology platform as well as training, systems integration and pre-production services. Clients of the QTech solution currently include Major League Baseball Advanced Media LP, and, in partnership through the QMedia division, broadcasters and sports organizations such as NBC Olympics, Inc., The Salt Lake Organizing Committee for the Olympic Winter Games of 2002 and the National Collegiate Athletic Association. In February 2001, Quokka decided to establish QTech as a separate business division with the expectation that the QTech unit would generate revenues from licensing of its technology and through the provision of managed technology services. QTech currently has approximately 61 employees.

     Through February 2001, our revenue has been primarily derived from sponsorship of live events. Past sponsors of Quokka's events include; adidas America, IBM, Visa, Ford, Anheuser-Busch, General Electric and General Motors. Moving forward, we anticipate that we will continue to generate revenue through our QMedia division primarily from business customers through sales of sponsorships and advertising or through sales of media production services, and, to a lesser extent, from media companies through revenue from content syndication, and, as a supplement to our other media-based revenue generating activity, from consumers through sales of officially licensed merchandise, sports equipment and other products and services.

     In addition, as a result of our business restructuring in February 2001, we intend to generate revenue through our QTech division from business customers and media companies through fees from the licensing of our proprietary live-event coverage and publishing technology, and by providing managed technology services and system integration services.

     In August 1996, we adopted our current business model and incorporated in Delaware under the name Quokka Productions, Inc. Shortly thereafter in September 1996, we changed our name to Quokka Sports, Inc. In November 2000, Total Sports Inc., which was incorporated in Delaware, was merged into Quokka Sports, Inc.

MARKET OPPORTUNITY

     Around the world, sports enthusiasts immerse themselves in their favorite sports, both as spectators and as participants. This enthusiasm for sports is an almost universal phenomenon. It seems that almost everyone has a strong attachment to at least one sport. For example, a recent ESPN Chilton Sports Poll estimates that 86% of the general United States population 12 years of age or older are sports fans. They further estimate that approximately 20% of this population accesses sports information with their computer.

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

     The demand for more immersive and interactive content continues to redefine the ways in which broadcasters and content producers view the Internet. As demand increases for more compelling content, broadcasters and content producers will require more powerful tools to develop, produce and manage digital content across all areas, including sports, music, corporate financial announcements and product launches, distance learning, and others, to meet the expectations of consumers.

     In addition to the sports and entertainment market, the market opportunity for other applications for live and interactive content publishing solutions are substantial. For example, Needham & Co. estimates the annual market opportunity for online higher education and corporate training at approximately $40 billion and $63 billion, respectively. Similarly, Perey Research estimates the market opportunity for managed video services at approximately $22 billion per year. Quokka Sports believes that as other vertical markets realize the value of creating more compelling content, the market opportunity for its solutions will increase substantially.

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

QUOKKA SPORTS -- PROVIDING THE COMPLETE SPORTS EXPERIENCE

     Through our QMedia division, we have developed an extensive live-production expertise in a wide range of sports verticals, including college basketball, Major League Baseball, golf, action sports such as skiing, climbing, hiking, snowboarding, adventure racing and mountain biking, motor sports, sailing and Olympics-scale sporting events. Our proven ability to manage the extensive technical elements required to deliver successful live event coverage has allowed us to drive significant user traffic to our own media network. We believe that we can apply this expertise to the media networks of other companies as well.

     We believe that a substantial market opportunity will develop for digital media tools designed to increase the quality and immersiveness of digital media content. Many broadcasters and other content developers are seeking to expand the boundaries of narrowband and broadband Internet coverage, as well as content for wireless applications and enhanced and interactive television. However, initial enthusiasm for rich digital media content by these companies has been tempered by high production and technology development costs, which often proved to be a distraction from their core businesses. In order to maximize the value of their rights to or investment in events and content, rightsholders and other businesses are seeking media partners to monetize the assets for them, or experts to provide them with the tools to assist them in monetizing these assets themselves. We believe that our QMedia and QTech divisions are well positioned to deliver against this growing demand.

MULTIPLE REVENUE STREAMS

     QMEDIA. Through our QMedia division's expertise, we have identified three distinct sets of customers for our immersive sports experience. These customers include advertisers looking to connect with our highly valued audience, media companies seeking compelling and unique content, and the individual fans who seek out premium gear, memorabilia and services to complete their experience with their favorite sport.

     Sponsorship and Advertising Revenue. In 2000, sponsors and advertisers provided approximately 76% of our revenue. We have established multi-year sponsorship arrangements with Computer Associates and Intel Corporation as "Quokka Performance Team" members. We offer these sponsors multi-dimensional marketing opportunities across the Quokka Sports Network. In addition, we also have had sponsors and advertisers that focused on particular sport verticals in our network, such as IBM, Ford Motor Corporation, Qwest Communications, Visa International, adidas America, Subaru and Anheuser Busch.

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

     We present our sponsors' and advertisers' brands and products as an integral part of the sports content, and rich media presentations of these messages to help bring their brands to life. Some of our sponsors leverage our content on their own web sites. In addition, some technology sponsors also work with us to develop new infrastructure solutions that enable our coverage. These "custom solutions" then become marketing tools for the technology providers as they look to expand their presence in the new digital media marketplace.

     Three customers accounted for approximately 40% of our revenues in 2000, three customers accounted for approximately 65% of our revenues in 1999 and three customers accounted for approximately 81% of our revenues in 1998. In 2000, our relationship with Compaq accounted for 22% of our revenues, our relationship with Intel Corporation accounted for 11% of our revenues, and our relationship with Computer Associates accounted from 7% of our revenues. In 1999 our relationship with Compaq accounted for 27% of our revenues, our relationship with Computer Associates accounted for 23% of our revenues, and our relationship with Intel Corporation accounted for 15% of our revenues. In 1998 our relationship with Compaq (through Tandem Computer) accounted for 52% of our revenues, our relationship with CompuServe accounted for 16% of our revenues and our work for the International Olympic Committee accounted for 13% of our revenues.

     Media Production Services. As part of our restructuring of our business model, QMedia has refocused its efforts on providing media production services. In the past, we generated these services primarily as a method of generating embedded, long-term sponsorship opportunities. However, the current Internet advertising and digital content business environment has created an opportunity for us to increase our efforts in providing major sports-related entities, major advertisers and other corporations with production services that feature our signature live-event productions capabilities. Past media production projects have included developing the web site for the International Olympic Committee in 1998, providing live coverage of the 2000 24 Hours of Le Mans for General Motors' Cadillac and Corvette divisions and providing the GM Experience Live coverage of the 2000 North American International Auto Show for General Motors. Qmedia intends to pursue production services business that is profitable on a project-by-project basis.

     Content Syndication. Media companies are emerging as significant customers of ours. Our primary media customers today are Internet companies, but wireless and converged media customers are also emerging. The Internet content providers -- often portals -- are interested in our content, because they believe it will help them create longer user visits. Our exclusive access to event properties and our rich media presentations have attracted these companies. Current narrowband "portal" customers include Yahoo!. In February 2000, we produced content for wireless devices with Nokia, our initial development partner for this product. In March 2000, we partnered with WebTV Networks, Inc. to develop content for their interactive television platform. In September 2000, we entered into an agreement with DIRECTV to develop interactive television programming for their satellite platform.

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

     Revenue from Consumers. Sports enthusiasts go to great lengths to wear the uniforms and use the gear authentic to their sports, and wear the marking and colors of their favorite teams or athletes. Further, many fans that follow a particular sport also participate in that sport on a recreational level. We seek to leverage our relationships with event owners to establish exclusive partnerships with the merchandise partners for these events. We offer exclusively licensed event merchandise, high-end sports equipment and apparel. For example, in December 2000, we partnered with The Golf Warehouse to provide our Golf.com property with electronic commerce services.

     QTECH. Technology Licensing and Related Managed Services. We have recently begun to license our proprietary technology to content developers and rightsholders that desire to leverage our technology to efficiently produce and develop their own content. In addition, we also intend to provide other services such as systems integration to business customers in need of our live-event interactive coverage expertise. In December 2000, we licensed our TotalCast technology to MLB Advanced Media for coverage of all Major League Baseball games.

BUSINESS ARCHITECTURE

     The backbone of our immersive digital entertainment products and services is our Live_IP business architecture and technology developed and managed by our QTech division. QTech's business architecture consists of two primary components, the Comus(TM) Publishing System and the TotalCast(TM) system. The primary difference between the two systems is the source and nature of the content initially flowing into the systems.

  COMUS(TM) Publishing System

     The Comus publishing system enables us to receive data and information from many sources in multiple formats and convert, manipulate and distribute this data in different forms on the Quokka Sports Network or the web sites of our syndication partners. The system also allows us to rapidly repackage content into a wide variety of templates each with a different look, feel and presentation for multiple digital media platforms.

     Collecting Media Assets. The publishing system receives news, statistics and other content from multiple sources in different formats, including email, computer files, facsimiles, proprietary data formats, news or sports wire transmissions, photographs and satellite data streams. The system can process tens of thousands of data files per day.

     Converting the Assets. The publishing system converts this diverse stream of media assets into a format that can be stored in our databases and used to create new digital content. As part of this process, the system knows the business rules for each source of the assets. For instance, some wire services will allow web sites to display stories for a certain period of time before they must be removed from the site. The data conversion process automatically ensures that all content is used consistently with any relevant contractual provisions.

     Creating the Content. Editors, either from Quokka or our affiliates, partners or clients, can adjust the display, change headlines, or change the display priority of any content on their respective web sites. The system creates pages to conform to the look and feel of each Quokka affiliate and partner. The content creation process can display a story in more than 100 different formats.

     Both the TotalCast system and the Comus publishing system are designed to handle rapid changes in design and load. The architecture can accommodate new affiliates and partners and increased traffic levels without slowing down our ability to update web sites, limiting our customers' ability to change their site or changing the user's experience. The architecture is also designed to distribute our content to various non-Internet devices such as in-venue displays, pagers, mobile computers, cellular phones and hand-held computing devices, as well as our traditional publishing unit.

  TotalCast(TM) System

     The TotalCast system receives media assets in real-time from a sports event, processes the information, so that it can be stored and manipulated in our databases and then, using the assets, creates graphical and textual descriptions and analyses of the event. Our business architecture is comprised of three primary processes that create the ability to reuse and redistribute media assets across many different platforms in a variety of ways.

     Collecting Real-Time Media Assets. At the sports venue, our operators input data relating to the sporting event into a computer that relays the information to the production studio over the Internet. The computers used by our operators have software featuring an easy-to-use graphical display, immediate quality control feedback and artificial intelligence that knows the rules and situations of each sport. We believe that the ease-of-use and intelligence built into the software allow our operators to capture significantly more data during the event than other data collection methods. The data is sent real-time to our servers in a format ready for conversion.

     Converting the Assets. The TotalCast system receives and immediately converts the media assets into a format that can be stored in our databases and used to create new, customized content. The data conversion process will manage situations where problems occur during an event. For instance, if there is an interruption in service, once communications are re-established, the data conversion process will synchronize all missing information and create new content. This enables us to deliver accurate and complete coverage to its users and to make available complete archives of events.

     Creating the Content. The content creation process immediately takes the media assets from the TotalCast database and creates data visualizations, statistical presentations and text descriptions for the play during a sporting event. The TotalCast system also can integrate audio files, video files and still photographs or deliver that content separately.

     The system can create many different presentations of each discreet event like a pitch in baseball or an assist and successful shot in basketball. Our production team can easily design a presentation layout incorporating each media asset into a specified form for distribution. We believe that it typically takes approximately ten seconds from the time the operator enters the information into the computer at the sport venue to when all the different presentations are available on the Internet.

     Once the digital content is created, it can be distributed across a variety of digital media platforms, such as narrowband and broadband Internet, interactive television and wireless access devices.

JOINT VENTURES AND RIGHTS AGREEMENTS

     By way of our QMedia division, we plan to secure rights to cover sporting events through a variety of methods, including direct acquisition and the formation of joint ventures with rights holders or other entities having established relationships with rights holders. We have experience with both methods. To date, we have acquired the rights to events such as the Major League Baseball games directly from the rights holders, we have acquired Internet rights to NCAA Championships via the NCAA's marketing partner, Host Communi-cations, and we have entered into a joint venture with NBC Olympics, Inc. in connection with the Olympic Games.

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

     NBC/Quokka Ventures, LLC is owned 51% by Quokka and 49% by NBC Olympics, Inc., and management is vested in a board of directors, three of whom are currently appointed by Quokka and two of whom are currently appointed by NBC Olympics, Inc. Under the terms of the venture's operating agreement, Quokka is solely responsible for making cash capital contributions to the venture. The terms of the operating agreement for the venture require Quokka to make quarterly capital contributions in amounts necessary to fund the venture's operations on an ongoing basis in accordance with the annual operating plan. Accordingly, the amounts and timing of these capital contributions will be based on the actual activities of the venture and are unknown at this time. Additionally, we issued warrants to purchase 2,100,000 shares of Quokka common stock. Based on the Noreen-Wolfson fair value model with a volatility of 70%, these warrants have a fair value of $4.9 million. NBC Olympics, Inc.'s obligation to the joint venture is to contribute interactive media rights as described above as well as on-air promotion of the site, access to NBC personalities and research.

     NBC Olympics, Inc. has the right to terminate the joint venture in the event an NBC Competitor:

     - merges or otherwise consolidates with us in a transaction where we are not the surviving entity;

     - becomes the beneficial owner of 15% or more of Quokka outstanding equity securities;

     - becomes entitled to elect, appoint or replace a member or members of our board of directors unless NBC Olympics, Inc. is also granted the same right; or

     - acquires all or substantially all of Quokka's assets.

     For these purposes, an "NBC Competitor" includes any media company that is significantly engaged in any of the primary businesses of NBC Olympics, Inc., National Broadcasting Company, Inc. or its subsidiaries or any telecommunications, Internet or similar company that is significantly engaged in any of the primary businesses of NBC Olympics, Inc., National Broadcasting Company, Inc., its subsidiaries or Snap! LLC or successor entities. However, an NBC Competitor shall not include any entity identified by Quokka in writing to NBC Olympics, Inc. that NBC Olympics, Inc. does not designate as an NBC Competitor in writing to Quokka within 30 days of our written notice. On March 14, 2001, we amended our master venture agreement with NBC Olympics, Inc. and NBC/Quokka Ventures, LLC to provide, among other things, for the termination of that agreement on May 1, 2001 unless agreed-upon conditions to fund or find a strategic partner or buyer that is satisfactory to both NBC Olympics, Inc. and the Salt Lake Organizing Committee for the Winter Olympics of 2002. For additional discussion, see "-- Recent Developments."

     Golf.com L.L.C. In October 2000, we completed our purchase of 71% of Golf.com L.L.C., which operates the Golf.com website. The remaining 29% of Golf.com L.L.C. is owned by a subsidiary of National Broadcasting Company, Inc. Management of the venture is vested in a five-person board of managers, three of whom are appointed by Quokka and two of whom are appointed by NBC. The approval by persons owning at least 66 2/3%, and each person owning at least 10%, of the ownership interests of Golf.com L.L.C. are required to remove a manager or officer of the company, to approve any annual budget and operating plan of the company and to approve any variance of any authorized budget and operating plan that is greater than ten percent. NBC has the right to sell its 29% interest in Golf.com to us in exchange for approximately $9.2 million of our stock after October 2002, based on our then-current stock price.

     In November 2000 as part of our acquisition of Total Sports, we entered into a relationship with Host Communications, the NCAA's marketing partner, to operate the official web sites for NCAA Championships coverage on the Internet, including coverage of the Men's and Women's NCAA basketball tournament, through June 2002.

     In December 2000 we entered into an agreement with Major League Baseball Advance Media whereby we licensed our live event coverage software and technology to MLBAM in exchange for, among other things, license fees and the right to provide TotalCast coverage of Major League Baseball games through the 2005 season.

COMPETITION

     The markets for digital interactive media, digital publishing tools and technology and managed technology services are relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of web sites on the Internet competing for consumers' attention and spending has proliferated, as has the number of technology companies providing applications and support services for the expansion of the Internet. We expect that even with the shakeout that has occurred in the Internet and technology industries, the competition will continue to be extremely intense.

     For our media business, we believe that our programming does not compete directly with traditional media, primarily because we believe our coverage can substantially enhance the coverage provided by traditional media. However, we anticipate that, as the Internet and other interactive systems, such as cable and satellite systems, converge with traditional television broadcasting and traditional cable networks, significant competition may come from the cable arena, including such sports-oriented cable networks as the ESPN networks.

     We believe that the principal competitive factors in attracting and retaining audience are the ability to offer compelling and entertaining sports programming, the depth, breadth and timeliness of coverage and brand recognition. We believe that the principal competitive factors in securing and retaining long-term digital rights to cover sporting events include the ability to do the following:

     - Offer high quality live event coverage

     - Establish and maintain relationships with rights holders

     - Deliver attractive audience demographics

     - Maintain credibility as a leading provider of digital entertainment

We may be unable to compete successfully with respect to one or all of these factors.

     In addition, we have only recently restructured our business model to develop a business unit focused on providing live content technology solutions. The market for content technology solutions is also very competitive. The principal competitive factors affecting the market for our live content technology are:

     - depth and breadth of functionality offered;

     - ease of application development;

     - availability of knowledgeable developers;

     - time required for application development;

     - product reliability;

     - proven track record;

     - scalability;

     - maintainability;

     - personalization and other features;

     - product quality;

     - price; and

     - customer support.

We may be unable to compete successfully with respect to one or all of these factors.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     The properties of the Quokka Sports Network are hosted by three data centers operated by Intel's Online Services group. These datacenters are located in Santa Clara, California, Chantilly, Virginia and London, England. In addition, we have a production and hosting facility operated by Frontier GlobalCenter in Herndon, Virginia that was acquired with our merger with Total Sports. This facility houses equipment owned by us. The NBCOlympics.com and SaltLake2002.com web sites are hosted by Logictier, Inc. facilities located in Sunnyvale, California, and McLean, Virginia.

     Our network infrastructure is composed of Cisco Systems, Inc. and Foundry, Inc. products in redundant configurations. Network connectivity is provided through multiple routes through redundant providers from our headquarters in San Francisco and our office in Raleigh, North Carolina. The computer and networking equipment used to operate our properties is configured with redundant network interfaces, disk configurations, and power supplies. Both Intel and Frontier GlobalCenter provide generator backup power for at least two weeks.

     Our operations depend upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks and other events beyond our control. A disaster or malfunction that disables either our San Francisco or Herndon production facilities could significantly and adversely impact our programming, limit the quantity or timeliness of updates to our productions or limit the speed at which our audience can access our content. We are currently updating our disaster recovery plan to account for the addition of facilities and equipment resulting from our merger with Total Sports.

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

     We also cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. Others might assert infringement or other claims against us, whether resulting from our internally developed intellectual property or licenses or content from third parties. For example, in late 1999, DDB Technologies contacted us to solicit a license under three patents held by DDB Technologies. Likewise, in July 2000 we received a letter from Geoworks Corporation explaining its position that any service using wireless application protocol requires a license from Geoworks. We are considering these matters and have retained patent counsel to assist in evaluating the patents and determining our strategy relating to this request. Any future assertions or prosecutions could materially adversely affect our business, operating results and financial condition. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on acceptable terms, if at all. In the event a claim of infringement is successful and we fail or are unable to introduce new content, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

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

EMPLOYEES

     As of February 27, 2001, we had 266 employees, including 110 in production and programming, 72 in engineering, software development and network operations, 45 in marketing, sales and e-commerce and 39 in administration. Of those employees, approximately 115 employees are dedicated to our QMedia division and approximately 61 employees are dedicated to our QTech division. We consider our relations with our employees to be good. We believe that our future success will depend in part on our continued ability to retain and motivate highly qualified technical and managerial personnel and upon the continued service of our senior management and key creative personnel, none of whom is bound by an employment agreement except for Messrs. Gough and Saralegui. There can be no assurance that we will be successful in retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

PROPERTIES

     Our principal administrative, marketing, production and research and engineering facilities are located in approximately 40,000 square feet of office space in San Francisco, California under a lease that expires in March 2006. We have options to renew this lease for two successive five-year terms. We have entered into an additional office lease in San Francisco, California of approximately 88,000 located one block away to accommodate additional personnel. We have additional office space of approximately 27,000 square feet in Raleigh, North Carolina under a lease that expires in June 2009. We also have small sales offices located in London, England; Troy, Michigan; Chicago, Illinois; Schaumburg, Illinois; and Norwalk, Connecticut for local sales activities. We believe that our existing facilities are more than adequate to meet our current and near-term needs, and we are actively considering options to sublease portions of our San Francisco and Raleigh facilities.

LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

RECENT DEVELOPMENTS

     On March 14, 2001, we entered into an agreement with NBC Olympics, Inc. in which we amended the master venture agreement among Quokka, NBC Olympics, and NBC/Quokka Ventures, LLC, or "NQV." This amendment provides, among other things, for the expiration of the term of the letter agreement on May 1, 2001, unless Quokka or NQV is able to enter into a strategic partnership or sale transaction with a party that is acceptable to NBC Olympics and the Salt Lake Organizing Committee for the Winter Olympic Games of 2002, or "SLOC." Additionally, NQV contemporaneously entered into an agreement with SLOC whereby NQV and SLOC amended the letter agreement that granted the joint venture the rights to produce SLOC's official web site for the 2002 Olympic Games. This amendment provides, among other things, for the expiration of SLOC's letter agreement on May 1, 2001 upon identical terms as the NBC Olympics amendment. If Quokka finds an acceptable partner or buyer of Quokka's interest in NQV prior to May 1, 2001, then both NBC Olympics and SLOC would enter into a subsequent agreement with that party upon terms similar to those in the agreements in existence prior to the amendments. Both NBC Olympics and SLOC have agreed to work together with Quokka in finding a suitable financial partner for NQV.

     To be acceptable to NBC and SLOC, a strategic partner or buyer may not be a NBC competitor or an Olympic sponsor competitor. That partner or buyer would also need to assume or guarantee Quokka's obligations under the master venture agreement with NBC Olympics and the letter agreement with SLOC, provide funding for NQV through the 2002 Olympic Games, demonstrate that it can meet agreed-upon financial covenants, demonstrate it has the capability to maintain the same standard of production, and, if it is a publicly-traded company, have a market capitalization of at least $500 million. According to the amended agreements, an acceptable party that partners with Quokka or acquires Quokka's interest in NQV would have the right to acquire the rights to produce SLOC's official web site for the 2002 Olympics and NBC Olympic's official web site for the 2002 and 2004 Olympics upon terms similar to those in place prior to the amendments.

DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

     The following table sets forth certain information regarding Quokka's directors, executive officers and certain other key employees as of March 8, 2001:

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Alvaro J. Saralegui....................  44    President, Chief Executive Officer and Director
Alan S. Ramadan........................  42    Chairman of the Board of Directors
Richard H. Williams(1)(2)..............  57    Vice Chairman of the Board of Directors
Michael W. Gough.......................  44    Chief Creative Officer and Executive Producer
Thomas P. Newell.......................  43    Chief Operating Officer
Pascal Wattiaux........................  40    Senior Vice President, Engineering
Mark J. Ellis..........................  41    Senior Vice President, Worldwide Sales
G. Michael Novelly.....................  36    Vice President, Finance, Controller and interim Chief
                                               Financial Officer
John Bertrand, A.M. ...................  54    Director
Walter W. Bregman(1)(2)(3).............  67    Director
Frank A. Daniels, III..................  45    Director
Barry M. Weinman(2)(3).................  61    Director

---------------
(1) Member of the nominating committee

(2) Member of the compensation committee

(3) Member of the audit committee

     Alvaro J. Saralegui joined Quokka in April 1999 as our Chief Operating Officer and in October 2000, he was named President, Chief Executive Officer and a member of our Board of Directors. From March 1998 to April 1999, Mr. Saralegui was employed by the People Magazine Group where he initially served as Vice President of People Weekly until he was promoted to Group Publisher in January 1999. From September 1983 to March 1998, Mr. Saralegui was employed at Sports Illustrated, Inc., where he served as General Manager from November 1992 to March 1998. During his fifteen years at Sports Illustrated, Inc., Mr. Saralegui also served as that company's Business Manager, Director of Marketing and Sales Development and Advertising Sales Director. Mr. Saralegui holds a B.A. in History and Economics from Dartmouth and an M.B.A. from Columbia University.

     Alan S. Ramadan has served as our Chairman of the Board since October 2000, and served as our President and Chief Executive Officer and as a director from August 1996, when we incorporated in Delaware under the name Quokka Productions, Inc., and October 2000. Additionally, Mr. Ramadan served as Managing Director of our Company from 1990 to August 1996, during which period we were known as Ozware Developments Unit Trust and operated in Australia. In January 1993, Mr. Ramadan joined Fluid Thinking, Pty. Ltd. in Melbourne, Australia as that company's Chief Executive Officer until June 1995. As Chief Executive Officer of Fluid Thinking, Pty. Ltd., Mr. Ramadan was responsible for drawing together a team of specialists that, together with the Technology Foundation, developed key technology used by one Australia in the America's Cup challenge. Mr. Ramadan also founded Best Knowledge Systems, a consulting company, and worked as a research scientist at BHP Steel and as a computer scientist at Monash University in Melbourne, Australia. Mr. Ramadan holds a B.Sc. in Computer Science and Applied Mathematics from Monash University and is a 1995 graduate of the Stanford Business School's Executive Program for Growing Companies.

     Richard H. Williams has served as a director since August 1996, when the Company incorporated in Delaware under the name Quokka Productions, Inc. From April 1997 until October 2000, Mr. Williams has served as our Chairman of the Board, and since October 2000, he has served as our Vice-Chairman of our Board. From December 1993 to February 1996, Mr. Williams was President and Chief Executive Officer of Illustra Information Technologies, Inc. In February 1996, Illustra Information Technologies, Inc. was acquired by Informix Software, Inc., where Mr. Williams served as Senior Vice President until August 1996.

From October 1991 to May 1992, Mr. Williams was Executive Vice President of Sales for Novell, Inc., and General Manager of that company's Digital Research Systems Group. Prior to that time, Mr. Williams served as President and Chief Executive Officer of Digital Research, Inc. Before joining Digital Research, Inc., Mr. Williams was employed by IBM for twenty-two years, where he served as Vice President of Plans, Controls and Product Management for the General Products Division from May 1984 to December 1986. Mr. Williams holds a B.S. in Mathematics from the University of North Dakota and conducted graduate studies at the University of Minnesota in numerical analysis and statistics.

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

     Thomas P. Newell has served as our Chief Operating Officer since February 2001. He joined Quokka in March 1998 as Vice President of Business Affairs and was promoted to Senior Vice President, Business and Legal Affairs in October 1998. In October 1999, he was promoted to Senior Vice President, Olympics and was appointed as General Manager, NBC/Quokka Ventures, LLC, our joint venture with NBC Olympics, Inc. From November 2000 to January 2001, he served as our Senior Vice President, Production. From May 1994 to August 1997, Mr. Newell served as Executive Vice President and General Counsel for GGP Productions, LP, an independent sports television production, syndication and sports marketing company. There, he handled the company's financial and business operations for three and a half years until its sale to International Management Group, a sports marketing, event management and television company. From April 1992 to April 1994, Mr. Newell served as Vice President, Business Affairs and Operations of CBS Enterprises for CBS, Inc. During his seven years at CBS, Inc., Mr. Newell also served as Litigation Counsel, then as Broadcast Counsel and as Director of Business Affairs of CBS Sports, in which capacity he conducted negotiations that resulted in CBS Sports' opportunity to cover the 1992 Olympic Winter Games. Mr. Newell holds a B.A. from Stanford University and a J.D. from USC Law School.

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

     Mark J. Ellis joined Quokka in May 1999 as our Vice President, Sales and has served as our Senior Vice President, Worldwide Sales since April 2000. From March 1998 to April 1999, Mr. Ellis served as a Vice President/Publisher for Time Inc. New Media. From November 1997 to March 1998, Mr. Ellis served as the Publishing Director for Sports Illustrated Presents. From July 1991 to November 1997, Mr. Ellis served as the Detroit Advertising Director for Sports Illustrated. Mr. Ellis holds a B.A. in Marketing from the University of Notre Dame and an M.B.A. from the University of Detroit.

     G. Michael Novelly joined Quokka in August 1998 as our Controller and was promoted to Vice President, Finance and Controller in January 1999. Since January 2001, he has served as our interim Chief Financial Officer. From March 1995 to August 1998, Mr. Novelly served as the Senior Vice President and Chief Financial Officer of PolyGram Television, a division of the publicly traded global music and entertainment group, PolyGram, N.V. During his years at PolyGram, Mr. Novelly oversaw all financial and administrative aspects of the Company's film production, acquisition and worldwide distribution of its library of over 10,000 hours of filmed entertainment programming. Before joining PolyGram Television, Mr. Novelly was employed by KPMG Peat Marwick LLP, an accounting firm, where he provided auditing and consulting services to film production and distribution companies, including Metro-Goldwyn-Mayer Inc, Ticketmaster Corporation and Gramercy Pictures. Mr. Novelly is a CPA and holds a B.S. in Accounting and Finance from the University of Colorado at Boulder.

     John Bertrand, A.M. has served as a director since August 1996 when we incorporated in Delaware under the name Quokka Productions, Inc. From April 1997 to October 2000, Mr. Bertrand served as the our Vice Chairman of the Board. From June 1993 to the present, Mr. Bertrand has been the Chairman of the Southern Cross Foundation, an Australian scholarship foundation for engineering and applied science students. Mr. Bertrand holds a B.S. in Mechanical Engineering from Monash University and a M.S. in Naval Architecture from M.I.T. During his twenty-nine year international sailing career, from 1970 to the present, Mr. Bertrand has represented Australia in five America's Cups and two Olympic Games. Mr. Bertrand won the America's Cup for Australia in September 1983 and is a life member of the Australia's Sports Hall of Fame as well as the International America's Cup Hall of Fame.

     Frank A. Daniels, III became a director of Quokka in November 2000. Mr. Daniels served as the Chairman and Chief Executive Officer of Total Sports, Inc. from March 1997 until its merger into Quokka in November 2000. From 1990 to 1995, Mr. Daniels served as Vice President, Executive Editor and Director of the daily newspaper The News and Observer in Raleigh, North Carolina. From August 1995 to August 1996, Mr. Daniels served as President and Publisher of Nando.net, an integrated digital publishing and internet services company. In January 1996, Mr. Daniels founded KOZ inc., the predecessor company of Total Sports, a builder of community and group publishing systems. Mr. Daniels currently serves on the board of Cadmus Communications Co.

     Walter W. Bregman became a director of Quokka in October 1997. From January 1988 to the present, Mr. Bregman has served as Chairman and Joint Chief Executive Officer of S&B Enterprises, a marketing and consulting company. In 1985, Mr. Bregman co-founded Cormorant Beach Club in St. Croix USVI and served as its Chief Executive Officer and Manager from 1985 to 1987. Prior to that time, Mr. Bregman was President of International Playtex, Inc. a manufacturer of intimate apparel, toiletries, pantyhose and baby nursers. Before joining International Playtex, Inc., Mr. Bregman served as Vice President of Marketing and Advertising for E&J Gallo Winery and as President of NCK, Inc., a worldwide advertising agency. Mr. Bregman also serves on the boards of directors for Symantec, Inc. and Sento, Inc. Mr. Bregman holds an A.B. in English Literature from Harvard College.

     Barry M. Weinman became a director of Quokka in December 1997. From May 1993 to the present, Mr. Weinman has been a General Partner at Media Technology Ventures/AVI Management and has been making high tech venture capital investments in Silicon Valley since 1980. AVI Management and Allegis Capital (Media Technology Ventures family of funds), had approximately $500 million under management as of December 31, 2000. Mr. Weinman is also on the boards of directors of Women.com Networks (Women's Wire), Be, Inc. and TalkCity, Inc. Mr. Weinman holds a B.S. in Industrial Engineering from Clarkson College of Technology and an M.A. in International Relations from the London School of Economics/ University of Southern California.

BOARD COMPOSITION

     Quokka's board of directors is currently comprised of seven members and is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. At each annual meeting of stockholders after the initial classification, the successors to directors whose terms will then expire will be selected to serve from the time of election and qualification until the third annual meeting following the election or special meeting held in lieu thereof. Pursuant to a Warrant Issuance Agreement dated August 22, 2000, NBC, at its sole election, may either elect a board member to Quokka's board of directors or exercise board observer rights.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 7, 2000, we held a special meeting of stockholders asking our stockholders to: (1) approve the merger agreement dated as of July 20, 2000, as amended, by and between Quokka and Total Sports Inc., and the merger of Quokka and Total Sports and other transactions contemplated by the merger agreement,
(2) approve the issuance of common stock upon conversion of Quokka's 7.0% convertible promissory notes and upon exercise of the related warrants that were issued in a private placement on September 15, 2000. 30,502,841 stockholders voted to approve the merger agreement, 76,330 stockholders voted against the proposal and 5,430 stockholders abstained. 30,463,875 stockholders voted to approve the issuance of the common stock in connection with the promissory notes and warrants, 88,170 stockholders voted against the proposal and 32,556 stockholders abstained.

                      FACTORS THAT MAY AFFECT OUR RESULTS

     You should carefully consider the risks described below, as well as the risks identified in our other filings with the SEC, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business operations. If any of the following risks actually occur, our business and prospects could be harmed.

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO INCUR LOSSES FOR AT LEAST THE NEXT SIX QUARTERS AND MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY OR GENERAL POSITIVE CASH FLOW.

     We expect to incur losses for at least the next six quarters. We may be unable to generate sufficient revenues or control operating expenses to achieve or sustain profitability or generate positive cash flow. We adopted our current media business model in August 1996 and began generating revenues in connection with this model during the first quarter of 1997. We adopted our new live content technology solutions business in February 2001 and we expect to begin generating revenues in connection with that business at the end of the first quarter of 2001. As of December 31, 2000, we had an accumulated deficit of $352.5 million. Our net operating losses were $279.5 million for the year ended December 31, 2000, $56.9 million for the year ended December 31, 1999 and $9.5 million for the year ended December 31, 1998. Cash used in operating activities was $71.8 million for the year ended December 31, 2000, $48.3 million for the year ended December 31, 1999 and $10.9 million for the year ended December 31, 1998.

THE LOSS OF ANY STRATEGIC RELATIONSHIPS WITH MEDIA ENTITIES AND SPORTS GOVERNING BODIES COULD NEGATIVELY IMPACT THE BREADTH OF OUR SPORTS PROGRAMMING, OUR ABILITY TO ACQUIRE ADDITIONAL RIGHTS TO COVER SPORTS OR SECURE SPONSORSHIPS AND OUR ABILITY TO SELL TECHNOLOGY PRODUCTS AND SERVICES.

     We depend on agreements with certain established media entities and sports governing bodies, such as NBC Olympics, Inc. and the Salt Lake Organizing Committee for the 2002 Winter Olympics or "SLOC", Major League Baseball Advanced Media and the NCAA through its marketing partner, Host Communications. The loss of any of these strategic relationships could impact the breadth of our sports programming and affect our ability to acquire additional rights or secure sponsorships. Our agreements with these parties enable development of certain Olympic and college sports programming. Additionally, these strategic relationships, among others, provide us with credibility in the marketplace to negotiate sponsorships and acquire rights to cover additional sports. While these strategic relationships are grounded in contractual agreements, these parties can terminate the agreements for various reasons, including contractual breaches and a change in control of our company. For example, NBC Olympics, Inc. can terminate its strategic relationship with us at any time if a competitor of NBC acquires us. We cannot guarantee that our strategic partners will perform their contractual obligations. Even if the contracts run for the full term, we may not be able to renew the agreements on comparable terms, if at all. For example, Quokka and NBC/Quokka Ventures, LLC, our joint venture with NBC Olympics, Inc., recently amended its agreements with NBC Olympics and the Salt Lake Organizing Committee for the Winter Olympics of 2002, or "SLOC" to provide for the expiration of each agreement on May 1, 2001, unless we are able to sign an agreement with a strategic partner to provide additional funding for NBC/Quokka Ventures, LLC through March 2002 or acquire our interests in that venture and demonstrate sufficient capital resources and production expertise to satisfy NBC Olympics and SLOC. If we are unable to secure a strategic partner or purchaser for our interests in the joint venture prior to May 1, 2001, the amended agreements with NBC and SLOC will expire and we would lose our rights to produce the official SLOC web site and the official NBC Olympics web site for the 2002 and 2004 Olympic Games. In addition, neither NBC Olympics nor SLOC would be required to use our Live
-- IP technology, which could adversely impact our ability to market and sell such products and services to other companies. As a result of all of these factors, our financial result and business would suffer. For additional information, also see "Business -- Recent Developments."

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS AND COULD RESULT IN ADDITIONAL DILUTION.

     We believe that our current capital reserves will be sufficient to fund our operating requirements for at least the next six months. Thereafter, we may need to raise additional capital. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our business, take advantage of unanticipated opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be diluted and the securities issued may have rights, preferences and privileges senior to those of our common stock.

THE AMENDED NOTES AND RELATED PAYMENT OBLIGATIONS COULD RESTRICT OUR FINANCIAL FLEXIBILITY AND FUTURE PROSPECTS.

     Although we have decreased the principal amount of the 7.0% convertible notes originally issued in September 2000 and amended in February 2001, we still have significant leverage as the aggregate principal amount of the amended notes at the time of the restructuring was approximately $52.1 million. If the amended notes have not been converted into our common stock prior to their maturity in September 2005 and if other financing has not been obtained to refinance the amended notes prior to that time, a substantial portion of our cash flows would be required to repay the outstanding principal of the amended notes at that time. Furthermore, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future because of the outstanding amended notes and the related financing documents. Finally, our substantial degree of leverage may limit our flexibility to adjust to changing market conditions, place us at a disadvantage relative to our competitors, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

OUR COMMON STOCK IS SUBORDINATE TO THE AMENDED NOTES AND THE 7.0% SERIES A SENIOR CONVERTIBLE PREFERRED STOCK UPON THE SALE OF ALL OR SUBSTANTIALLY ALL OF OUR ASSETS AND UPON OUR LIQUIDATION OR BANKRUPTCY AND WILL ONLY BE PAID IF FUNDS OR ASSETS REMAIN AFTER FULL PAYMENT TO THE NOTEHOLDERS.

     In the event of a change of control transaction, liquidation or bankruptcy or other similar event, the amended 7.0% convertible promissory notes and the 7.0% series A senior convertible preferred stock issued by us in February 2001 in relation to the restructuring of the private placement we completed in September 2000, will rank senior to the common stock upon any distribution. For example, the preferred stock has a mandatory redemption right such that upon the sale of all or substantially all of our assets, 90% of the proceeds received in such a change of control transaction, net of fees paid to investment bankers and finders, if any, and severance payments paid to senior management or executive members of our board of directors, is set aside to redeem all outstanding shares of preferred stock, with the balance of the net proceeds applied to a management incentive payment. Once all outstanding shares of the preferred stock are redeemed, any balance remaining of the 90% of the net proceeds received in the change of control transaction or liquidation is divided among the noteholders and the common stockholders, with the noteholders receiving 45% of any remaining balance and the common stockholders receiving 55%. Accordingly, upon a distribution event, the holders of our outstanding common stock will receive a smaller amount of the distribution than their ownership percentage in the company may suggest and will only receive a payment if funds or assets remain after full payment to the noteholders.

YOU WILL EXPERIENCE DILUTION UPON THE CONVERSION OF THE AMENDED NOTES AND 7.0% SERIES A PREFERRED STOCK AND EXERCISE OF WARRANTS ISSUED IN THE PRIVATE PLACEMENT AND UPON A CHANGE OF CONTROL TRANSACTION, AND MAY EXPERIENCE ADDITIONAL DILUTION IF WE ELECT TO PAY INTEREST ON THE AMENDED NOTES WITH PAYMENTS-IN-KIND RATHER THAN CASH.

     In September 2000, as part of the original private placement, we issued warrants to acquire approximately 2.8 million shares of our common stock and these warrants are exercisable at any time. The amended notes we issued in February 2001 in the principal amount of approximately $52.1 million have an initial conversion price of $0.75. At the time the amended notes were issued, if all the amended notes were converted at the initial conversion price, there would have been dilution of approximately 69.4 million shares of common stock. In addition, in February 2001 we issued to the noteholders a total of 40,000 shares of 7.0% series A senior convertible preferred stock, with a initial aggregate liquidation preference of $40.0 million, which is convertible into common stock starting in November 2001 at an initial conversion price of $1.50 per value of liquidation preference. At the time the preferred stock was issued, if all shares of preferred stock were converted at the initial conversion price, there would have been dilution of approximately 26.7 million shares of common stock. Accordingly, the private placement, after restructuring in February 2001 is expected to result in dilution of approximately 98.9 million shares of common stock, or approximately 54% of the approximately 183 million shares of common stock that would have been outstanding on February 22, 2001, assuming the conversion of the amended notes and the preferred stock, and the exercise of the September 2000 noteholder warrants on February 22, 2001. The conversion prices on the amended notes and the preferred stock are subject to adjustment for anti-dilution protection, dividends, stock splits and other similar issuances by Quokka.

     Upon a merger or acquisition transaction, or the sale of all or substantially all of our assets, the mandatory redemption right granted to the preferred stockholders and triggered by the consummation of a change in control transaction, will dilute the percentage of proceeds the common stockholders are entitled to receive upon the consummation of such transaction. As set forth in the preceding risk factor, 90% of the net proceeds from a change in control transaction are first used to redeem all of the outstanding shares of preferred stock at the preferred stock's then-current liquidation value, with the balance of the net proceeds applied to a management incentive payment. Once all outstanding shares of the preferred stock are redeemed, any balance remaining of the 90% of the net proceeds received in the change of control transaction or liquidation is divided among the noteholders and the common stockholders, with the noteholders receiving 45% of any remaining balance and the common stockholders receiving 55%. Given this mandatory redemption right, the preferred stockholders will receive more than their fully-diluted pro-rata share of the proceeds from a change in control transaction and the common stockholders will receive less than their fully-diluted pro rata share.

     Additionally, you may experience dilution if we elect to pay interest on the amended notes with payments-in-kind rather than cash. Payments-in-kind allow us to avoid an immediate cash outlay on each interest payment date but have the effect of increasing the face amount of the amended notes. To date, we have paid all accrued interest with payment-in-kind. Assuming that we pay all interest payments on the amended notes for the full term of the amended notes with payments-in-kind rather than cash, the conversion price remains at $0.75 throughout the term and no amended notes are converted during the term of the amended notes, then the payments-in-kind would increase the face amount of the amended notes by approximately $16.6 million, which would be convertible at the initial conversion price into approximately 22.2 million additional shares of our common stock. Depending on the applicable conversion price and the payments-in-kind we elect to make, as well as the number of shares of our common stock outstanding at that time, the number of shares issuable upon conversion of the amended notes and the preferred stock, and exercise of the warrants could result in a change of control of Quokka.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR BUSINESS AND PROSPECTS.

     Our limited operating history makes it difficult to evaluate our business and prospects. As a digital sports entertainment company in an early stage of development, we face significant risks, uncertainties, expenses and difficulties. In order to succeed, we must do most, if not all, of the following:

     - manage our operating expenses and costs;

     - develop and manage our new technology solutions and services division;

     - secure and retain customers for our technology products and services;

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

     - promote our name in the sports and media markets for our media and technology solutions business;

     - respond appropriately to competitive developments;

     - develop and implement a successful electronic commerce strategy;

     - develop a successful line of technology products and services;

     - secure additional distribution systems for our content;

     - continue to develop and improve our know-how, to enhance our web sites to meet the needs of a changing market and to adapt to changing technology;

     - successfully execute our business and marketing strategies; and

     - integrate, retain and motivate qualified personnel.

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

     The trading prices of many technology company stocks, particularly Internet company stocks, have recently fluctuated significantly. Our stock price could be subject to wide fluctuations in response to a variety of factors, including factors that may be beyond our control. These include:

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

     Volatility in the market price of our common stock could result in securities class action litigation. This type of litigation could result in substantial costs and a diversion of management's attention and resources. In addition, our stock price has been below $1.00 per share for more than 30 consecutive trading days, so our stock may be de-listed. If we are unable to meet the Nasdaq requirements to maintain listing on the Nasdaq

National Market our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc.. Such alternatives are generally considered to be less efficient markets, and our stock price may be adversely impacted as a result.

WE ARE SUBJECT TO COVENANTS WHILE ANY AMENDED NOTES REMAIN OUTSTANDING THAT COULD LIMIT OUR OPERATIONAL FLEXIBILITY AND IF WE FAIL TO COMPLY WITH THESE COVENANTS WE WILL BE IN DEFAULT ON THE AMENDED NOTES.

     As is customary in debt transactions, the investment by our noteholders was contingent on our agreement to comply with various covenants while any amended notes remain outstanding. These covenants include both affirmative covenants and negative covenants.

     The affirmative covenants require us, among other things, to do the following:

     - pay principal of and interest on the notes;

     - make SEC and other regulatory filings;

     - pay taxes;

     - maintain minimum levels of insurance;

     - comply with applicable laws;

     - deliver to the noteholders annual compliance certificates and notice of any events of default; and

     - limit monthly cash expenditures and maintain monthly cash balances.

     The negative covenants restrict us and any subsidiaries from, among other things, taking the following actions without the consent of the noteholders:

     - incurring or assuming additional indebtedness;

     - declaring dividends, purchasing or redeeming capital stock or otherwise incurring any liability to make any other payment or distribution of cash or other property;

     - other than as specifically allowed by the noteholders, the selling assets or properties outside the ordinary course of business;

     - liquidating the company;

     - entering into transactions with affiliates outside the ordinary course of business;

     - transferring any voting stock of any subsidiary outside the company and its affiliates;

     - creating or incurring any liens on its properties or assets other than certain permitted liens;

     - acquiring or investing in any assets or business of any person for cash;

     - acquiring or investing in any assets or business of any person other than asset acquisitions in the ordinary course of business, intercompany acquisitions or Board-approved acquisitions; and

     - engaging in any business other than which is the same or reasonably related or complementary to existing businesses of the company and our subsidiaries.

     Complying with these covenants could restrict our operating flexibility. If we fail to comply with these covenants within the prescribed time periods, an event of default will result, triggering remedies in favor of the noteholders. Among these remedies is the acceleration of the maturity of the amended notes at a premium of 115% of the sum of the face value of the notes, accrued but unpaid interest on the notes and unpaid delay or default amounts on the notes.

IF AN EVENT OCCURS THAT INTERFERES WITH A NOTEHOLDER'S LIQUIDITY, WE MAY BE REQUIRED TO PAY A MONTHLY DELAY PAYMENT AND REDEEM THE AMENDED NOTES AT A PREMIUM.

     We have agreed to use our best efforts to provide for the liquidity of the common stock underlying the amended notes, warrants and 7.0% series A senior convertible preferred stock acquired by the noteholders, including registering the shares of common stock underlying the amended notes, warrants and preferred stock, listing those shares with the Nasdaq National Market, avoiding the suspension of trading in our common stock in excess of 45 days in any 12 months and maintaining enough authorized shares of common stock to enable the conversion of the amended notes and preferred stock, and the exercise of the warrants. If any of these interfering events occurs and is continuing, we may be required to pay to the noteholders a monthly delay payment equal to one percent (1%) of the face amount of the notes, all accrued and unpaid interest on the notes and all unpaid penalties payable on the notes, for each 30 day period (or portion thereof) of the interfering event. In addition, under some circumstances, we may be required to redeem the notes if the interfering event continues at a premium redemption price equal to the greater of (1) 115% of the sum of the face value of the notes, accrued but unpaid interest on the notes and unpaid delay or default amounts on the notes, or (2) the value the noteholder would be entitled to receive upon conversion of the note into common stock at the applicable conversion price followed by the sale of the common stock at the greater market value at either the closing of the redemption or the event triggering the right to redemption. If a monthly delay payment or a redemption were to occur, the cash outlays for such purposes would not be available for other general corporate purposes.

IF AN EVENT OF DEFAULT OCCURS UNDER THE NOTES, THE NOTEHOLDERS WILL BE ABLE TO REQUEST IMMEDIATE PAYMENT OF A PREMIUM REDEMPTION PRICE ON THE AMENDED NOTES, WHICH CASH PAYMENTS, IF AVAILABLE, WOULD NOT BE AVAILABLE FOR OTHER GENERAL CORPORATE PURPOSES.

     If an event of default identified under the amended notes occurs, then the noteholders may declare the amended notes and any accrued but unpaid interest and payments on the amended notes to be immediately due and payable and demand immediate payment of a premium price equal to 115% of the sum of the face value of the notes, accrued but unpaid interest and unpaid delay or default amounts on the notes. These events of default include the following:

     - failure to pay the principal on any note when due;

     - an assignment for the benefit of creditors or other bankruptcy or insolvency event;

     - the rendering of a judgment against us in excess of $1 million (net of any insurance coverage) that is not discharged within 60 days;

     - defaults under any mortgage, indenture, agreement or instrument evidencing indebtedness in excess of $4 million; and

     - the breach of covenants or representations or warranties made to the noteholders.

     The premium redemption price payable upon other events of default, which includes our failure to redeem all unconverted notes if we elect to exercise our optional redemption rights or the occurrence of an interfering event that restricts the liquidity of the common stock underlying the notes and warrants, will be equal to the greater of (1) 115% of the sum of the face value of the notes, accrued but unpaid interest on the notes and unpaid delay or default amounts on the notes, or (2) the value the noteholder would be entitled to receive upon conversion of the note into common stock at the applicable conversion price followed by the sale of the common stock at the greater market value at either the closing of the redemption or the event triggering the right to redemption. If an event of default occurs for which a noteholder demands immediate payment at a premium redemption price, the cash outlays for such purposes would not be available for other general corporate purposes and if we are unable to pay the premium redemption price on the notes our viability as an independent corporate entity would be jeopardized.

WE HAVE LIMITED RIGHTS TO REDEEM THE AMENDED NOTES PRIOR TO MATURITY AND MAY THEREFORE BE SUBJECT TO THE DEBT AND RELATED COVENANTS LONGER THAN WE WOULD PREFER.

     Our ability to pay off the debt by redeeming the amended notes prior to maturity is limited. We will only be able to redeem the amended notes if no 7.0% series a senior convertible preferred stock is outstanding and we have the financial resources and ability to repurchase all the notes. If we are unable to redeem the notes when we would like, we will be required to continue to comply with the affirmative and negative covenants we made to the noteholders and could therefore be restricted from making the financial and operational decisions we might prefer.

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

     Sales of a substantial number of shares in the public market could negatively affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In September 2000, we closed a private placement of 7.0% convertible promissory notes in an aggregate face amount of $77.4 million and warrants to purchase an aggregate of 2,805,750 shares of Quokka common stock. In February 2001, we restructured the terms of this private placement. Prior to this restructuring, holders of the notes converted approximately $4.1 million in face amount of the original notes that resulted in the issuance of approximately 21.1 million shares of common stock. Pursuant to terms of the restructuring we redeemed $24.0 million of the original face amount of the notes and re-issued amended notes in an aggregate face amount of approximately $52.1 million. At an initial conversion price of $0.75, the amended notes are convertible into approximately
69.4 million shares of Quokka common stock. As a part of the restructuring of the private placement, we issued 7.0% series A senior convertible preferred stock to the noteholders. This preferred stock will be convertible into common stock starting November 2001 at an initial conversion price of $1.50. The conversion prices on the amended notes and the preferred stock are subject to adjustment for anti-dilution protection, dividends, stock splits and other similar issuances by Quokka. For a further discussion see the risk factor entitled, "You will experience dilution upon the conversion of the amended notes and 7.0% series A preferred stock and exercise of warrants issued in the private placement and upon a change of control transaction, and may experience additional dilution if we elect to pay interest on the amended notes with payments-in-kind rather than cash."

     In November 2000, we closed our merger with Total Sports Inc. and issued to the former stockholders of Total Sports approximately 15.0 million shares of Quokka common stock. All of the shares issued to the former stockholders of Total Sports were registered with the SEC and are freely tradable, subject to an escrow agreement and certain lock-up provisions in the merger agreement, which regulate the number of shares that can be sold in any ninety-day period between November 2000 and November 2001. If the former stockholders of Total Sports sell their shares, the market price for our stock could be adversely affected.

     In October 2000, we purchased approximately 71% of the membership interest in Golf.com L.L.C. and issued to the former members of Golf.com from whom we purchased membership units approximately 3.9 million unregistered shares of our common stock. On October 3, 2001, the holders of those shares of our common stock may begin selling their stock pursuant to Rule 144 promulgated by the SEC. Sales of stock by these stockholders could adversely affect the market price of our stock.

     In August 2000, we issued to National Broadcasting Company, Inc. a warrant to purchase up to 10.0 million shares of our common stock at varying prices from $8.89 to $20.00 per share. The warrant expires at the end of December 2004 and the first portion of the warrant is exercisable in June 2001. If NBC elects to exercise this warrant, your ownership in Quokka will be diluted. If NBC subsequently sells its shares, the market price for our stock could be adversely affected.

     In March 2000, we completed the acquisition of ZoneNetwork.com, Inc. and issued approximately 1.4 million unregistered shares of our common stock. On March 31, 2001, the holders of those shares of our common stock may begin selling their stock pursuant to Rule 144 promulgated by the SEC. Sales of stock by these stockholders could adversely affect the market price of our stock.

OUR QUARTERLY OPERATING RESULTS ARE EXPECTED TO FLUCTUATE AND OUR FAILURE TO MEET EARNINGS ESTIMATES COULD CAUSE OUR STOCK PRICE TO SUFFER.

     Our quarterly operating results have varied in the past, and we expect them to fluctuate in future periods. For example, our revenues for the year ended December 31, 2000 were $47.2 million as compared to $13.1 million for the year ended December 31, 1999 and $8.6 million for the year ended December 31, 1998. These fluctuations depend on a number of factors described below and elsewhere in this "Factors That May Affect Our Results" section of this document, many of which are outside our control. We may be unable to predict our future revenues accurately or adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In particular, because digital entertainment sponsorships have a lengthy sales cycle, it is difficult to predict when new sponsorship agreements will be completed and, consequently, when revenue from new agreements will first be recognized. Any significant shortfall of revenues would have a negative impact on our results of operations.

     Our revenues in any quarter depend on the sports programming we offer, the sponsorship arrangements we have in place at that time and finalize during the quarter and, to a lesser extent, the advertising, content syndication and consumer revenue transactions we execute. In addition, our revenues will depend upon when and whether we are able to execute contracts for sales of our technology solutions products and services. We expect that our consumer revenues will be higher leading up to and during our major sports programming. It is likely that sponsorship deals will have a long sales cycle and may be unevenly distributed across fiscal quarters. We expect our expenses to increase over time for production and other operational costs. The timing of these expenses, as well as our obligations under existing and future contracts, could fluctuate from quarter to quarter and intensify leading up to and during significant sporting events such as the Olympic Games. For these and other reasons, we may not meet the earnings estimates of investors and our stock price could suffer.

IF WE FAIL TO RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

     We have recently undergone large staff reductions and office closings, and our success will depend on the continued services of our senior management and other key personnel, as well as our ability to train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. The loss of the services of any of our executive officers, particularly Alvaro Saralegui, our president and chief executive officer, or other key employees could prevent us from executing our business strategy. Competition for these personnel is intense, and we may not be able to successfully retain sufficiently qualified personnel. Our anticipated programming schedule in the near future will require that we retain personnel who are skilled in production, computer and other technical fields. Skilled technical personnel are in high demand and have multiple employment opportunities, especially in the San Francisco Bay Area, where our headquarters are located. As a matter of practice, we do not generally enter into employment agreements with our employees.

WE DEPEND ON A SMALL NUMBER OF SPONSORS, THE LOSS OF WHICH COULD HARM OUR REVENUES.

     To date, we have depended on a limited number of sponsors for a majority of our revenues. For the year ended December 31, 2000, three sponsors accounted for 40% of our revenues. In 1999, three sponsors accounted for 65% of our revenues. We anticipate that our results of operations will continue to depend, to a significant extent, upon revenues from a small number of digital entertainment sponsors. The loss of one or more sponsors could negatively affect our business. Although we seek to enter into multi-year agreements with sponsors, we cannot guarantee that these sponsors will maintain their association with us. Certain of our sponsors have the right to terminate our agreement with them if they are dissatisfied with our performance, and certain digital entertainment sponsors have the right to terminate our agreements after a specified period of time as set forth in the applicable contract. The termination of any sponsorship agreement could materially affect our sponsorship revenue backlog, and our business and financial results would suffer. For example, our sponsorship agreement with Compaq Computer Corporation was terminated at the end of 2000. If we are unable to obtain additional sponsors to replace the revenue forecasted for 2001 and 2002 under the Compaq digital entertainment partnership agreement, our financial results would be adversely affected. In addition, during the fourth quarter of 2000, we saw a number of current and potential sponsors reducing their marketing budgets for on-line advertising and sponsorship products, as well as a lengthening of the sales cycle for our sponsorship products. If we are unable to sell sponsorships to meet our internal forecast in a timely manner or at all, our business would be adversely affected.

WE HAVE LIMITED EXPERIENCE GENERATING REVENUE FROM THE SALE OF PRODUCTS AND SERVICES RELATED TO OUR "LIVE_IP(TM)" TECHNOLOGY.

     A key component of the revised business model that we established in February 2001, which includes the licensing and sale of proprietary live-event coverage using our "Live_IP(TM)" technology and the sales of managed technology services that support this technology and related system integration services. We have only recently begun generating revenues from the sale of these licenses and services and have limited experience with this sales process. If we are unable to develop and implement a successful strategy for the sale of these licenses and services, we may be unable to generate revenues and our results of operations will suffer.

     Our ability to generate revenue from the sale of services related to our proprietary live-event coverage and IP-based publishing technology depends upon our ability to license the technology and to license products that generate follow-on services revenue. Additionally, services revenues growth depends on ongoing renewals of maintenance and service contracts. Moreover, if third-party organizations such as systems integrators become proficient in installing or servicing our products, our services revenues could decline. Our ability to increase services revenues will depend in large part on our ability to increase the capacity of our professional services organization, including our ability to recruit, train and retain a sufficient number of qualified personnel.

WE DEPEND ON OUR DIRECT SALES FORCE TO SELL OUR IP-BASED PUBLISHING TECHNOLOGY AND RELATED SERVICES, SO FUTURE GROWTH WILL BE CONSTRAINED BY OUR ABILITY TO HIRE AND TRAIN NEW SALES PERSONNEL.

     We sell our products primarily through our direct sales force, and we expect to continue to do so in the future. Our ability to sell more products is limited by our ability to hire and train direct sales personnel, and we believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge that we need. Some of our competitors may have greater resources to hire personnel with that skill and knowledge. If we are not able to hire experienced and competent sales personnel, our business will be harmed. Furthermore, because we depend on our direct sales force, any turnover in our sales force can significantly harm our operating results. Sales force turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive.

DIFFICULTIES IN INTRODUCING NEW IP-BASED PUBLISHING PRODUCTS AND UPGRADES IN A TIMELY MANNER WILL MAKE MARKET ACCEPTANCE OF OUR PRODUCTS LESS LIKELY.

     The market for our IP-based publishing technology product is characterized by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We expect to add new content management functionality to our product offerings by internal development in the near term, and possibly by acquisition over the long term. Content management technology is more complex than most software, and new products or product enhancements can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or upgrades may not be released according to schedule or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, or deliver enhancements to existing products on a timely and cost-effective basis, our business will be harmed.

OUR FAILURE TO DELIVER DEFECT-FREE SOFTWARE COULD RESULT IN GREATER LOSSES AND HARMFUL PUBLICITY.

     Our software products are complex and have in the past and may in the future contain defects or failures that may be detected at any point in the product's life. In the future we may experience delays or lost revenue caused by defects. Despite our testing, defects and errors may still be found in new or existing products, and may result in delayed or lost revenues, loss of market share, failure to achieve acceptance, reduced customer satisfaction, diversion of development resources and damage to our reputation. New releases of products or product enhancements may require us to provide additional services under our maintenance contracts to ensure proper installation and implementation. Moreover, third parties may develop and spread computer viruses that may damage the functionality of our software products. Any damage to or interruption in the performance of our software could also harm our business.

BECAUSE THE MARKET FOR OUR IP-BASED PUBLISHING PRODUCT IS NEW, WE DO NOT KNOW WHETHER EXISTING AND POTENTIAL CUSTOMERS WILL PURCHASE OUR PRODUCT IN SUFFICIENT QUANTITY FOR US TO ACHIEVE PROFITABILITY.

     The market for IP-based publishing software is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market, and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of producing Internet content may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable.

OUR CURRENT BUSINESS MODEL IS UNPROVEN AND MAY FAIL, WHICH MAY DECREASE SIGNIFICANTLY THE MARKET PRICE OF OUR COMMON STOCK.

     We do not know whether our new business model and strategy will be successful. Our new business model is based on the premise that content providers will use our licensed products and application services to collect, develop, manage and distribute their digital content over the Internet and intranets. Our potential customers may elect to rely on their internal resources or on lower priced products and services that do not offer the full range of functionality offered by our products and services. If the assumptions underlying our business model are not valid or if we are unable to implement our business plan, our business will suffer.

OUR SPONSORSHIP MODEL IS UNPROVEN AND OUR REVENUES AND RESULTS OF OPERATIONS WILL SUFFER IF WE ARE UNABLE TO MAINTAIN OUR EXISTING SPONSORS AND SECURE ADDITIONAL SPONSORSHIPS.

     Our revenues and results of operations will suffer if we are unable to maintain our existing sponsors and secure additional sponsors. Our revenue model is primarily based on securing long-term digital entertainment sponsorships that provide each sponsor with the right to be named as the exclusive sponsor of our network within a particular industry category. We have limited experience with this sponsorship model. The attractiveness of our long-term digital entertainment sponsorships depends on the development of the Internet as an advertising medium and its effectiveness as compared to traditional media advertising. Our prospective sponsors have limited advertising budgets which they may not want to spend on Internet advertising, which is a new and relatively untested advertising medium. Should our prospective sponsors choose to advertise on the Internet they may not be interested in entering into our digital entertainment sponsorships at the rates we set, which would require them to spend a larger percentage of their advertising budgets as opposed to traditional banner advertisements on other web sites.

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

     In our media business, we need to acquire rights to key sporting events to succeed. If we are unable to acquire these rights, our ability to broaden our programming and grow our business will be limited. Our limited operating history makes it difficult to assess our ability to acquire rights in the future. Holders of rights may not be willing to enter into strategic relationships with us or sell rights to us at prices we can afford, or at all. We expect the cost of acquiring rights to increase significantly as competition for these rights increases. We may not be successful in acquiring the rights we need, especially if third parties, such as traditional media companies, which have significantly greater resources, experience and bargaining leverage than we do, compete for those rights.

A DISASTER OR MALFUNCTION THAT DISABLES OUR COMPUTER SYSTEMS COULD HARM OUR WEB SITES AND REDUCE THE APPEAL OF OUR PROGRAMMING AND SOLUTIONS BUSINESS.

     Substantially all of our communications hardware and computer hardware operations are located in our facilities in San Francisco, California and at three data centers operated by Intel's Online Services group. These datacenters are located in Santa Clara, California, Chantilly, Virginia and London, England. In addition, we have a production and hosting facility run by Frontier Global Center in Herndon, Virginia that was acquired with our merger with Total Sports. This facility houses equipment owned by us. The NBCOlympics.com and SaltLake2002.com web sites are hosted by Logictier, Inc. facilities located in Sunnyvale, California, and McLean, Virginia. Our operations depend on our ability to protect these systems against damage from fire, earthquakes, power loss, telecommunications failures, break-ins and similar events. Additionally, computer viruses, electronic break-ins or other similar disruptive problems could harm our web sites. A disaster or malfunction that disables either our San Francisco production facility or any of our hosting services facilities could cause an interruption in the production and distribution of our programming and our solutions products and services, limit the quantity or timeliness of updates to our productions or limit the speed at which our audience or our technology customers' audience can access content. Any of these occurrences could reduce the appeal of our programming and solutions products and services. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not have a formally documented disaster recovery plan for major disasters.

     Our web sites have experienced significant increases in traffic during coverage of some sporting events. As we deliver additional programming and solutions products and services, we expect the related audience base to increase significantly. This will require our web sites and technology infrastructure to accommodate a high volume of traffic and deliver frequently updated information. Failure of our systems to accommodate higher volumes of traffic could reduce the performance and appeal of our web sites and those of our technology customers, and would harm our results of operations. For example, on some weekends during which we were covering multiple motor sports events, our servers have suffered service disruptions. Additionally, our web sites in the past have experienced slower response times or other problems for a variety of reasons, including delays or malfunctions as a result of third-party distributors on which we rely. Interruptions and malfunctions related to the access to our web sites could materially damage our relationships with our audience and rightsholders, and our business could suffer.

FAILURE BY THIRD PARTIES ON WHOM WE DEPEND FOR INTERNET ACCESS, DELIVERY OF OUR PROGRAMMING AND THE MANAGED SERVICES WE SEEK TO PROVIDE AND GENERATION OF MULTIPLE REVENUE STREAMS COULD HARM OUR OPERATIONS AND REVENUES.

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

     We depend on various domestic and international third parties for software, systems and delivery of much of our programming. Many of these third parties have limited operating histories, early generation technology and are themselves dependent on reliable delivery from others. Any delays or malfunctions in the distribution of our content would limit our ability to deliver our programming. We also depend on Logictier, Intel Online Services and Frontier GlobalCenter, each of which hosts some of our web sites. From time to time, service of our servers at the Frontier GlobalCenter hosting facility has been temporarily disabled or has malfunctioned, and access to our web sites was limited or eliminated. Our history with the Logictier and Intel Online Services facilities is very short and we cannot be certain that similar problems will be avoided at these other facilities. In addition, these hosting facilities will be used to host some of the technology products that we intend to sell to license to our customers and which we will use to provide some of the managed services we plan to offer. If these facilities fail or are disabled, our ability to offer these technology products and services will be adversely affected.

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

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES, AND THE LOSS OF OR OUR INABILITY TO MAINTAIN THESE LICENSES COULD RESULT IN INCREASED COSTS OR DELAY SALES OF OUR OWN TECHNOLOGY PRODUCTS.

     We license technology from third parties, including software that is integrated with internally-developed software and used in our products to perform key functions. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any licensed technology, some of the software we license from third parties could be difficult for us to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is developed or identified, licensed and integrated. The use of additional third-party software would require us to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or damage our reputation.

OUR PROGRAMMING AND OPERATIONS WILL SUFFER IF WE ARE UNABLE TO ADAPT IN A TIMELY MANNER TO TECHNOLOGICAL DEVELOPMENTS, EVOLVING INDUSTRY STANDARDS, CHANGING MARKET CONDITIONS OR CUSTOMER REQUIREMENTS.

     The markets for digital sports programming and digital content publishing tools and technology, managed services, and systems integration services are characterized by rapid technological change. To be successful, we must adapt to this rapidly changing market by continually improving the media programming features, and technology products and services we offer and developing new features, product enhancements and services. Our programming and operations will suffer if we are unable to adapt in a timely manner in response to technological developments, evolving industry standards, changing market conditions or customer requirements. We may not maintain our competitive position in the digital sports entertainment market for a number of reasons, including the following:

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

DELAYS IN THE ACCESSIBILITY OR GROWTH OF DIGITAL MEDIA NETWORKS COULD ADVERSELY AFFECT OUR PROGRAMMING, REDUCE THE LEVEL OF TRAFFIC ON OUR WEB SITES AND REDUCE THE POTENTIAL MARKET FOR OUR TECHNOLOGY SOLUTIONS BUSINESS.

     Our success will depend on the continued development and growth of digital media networks, including the Internet and broadband networks. Our programming and our technology solutions business will suffer if the necessary infrastructure, standards or protocols or complementary products, services or facilities for the Internet are not developed in a timely manner. While digital media technologies have been evolving rapidly in recent years, future growth may not continue at comparable rates. As the Internet continues to experience increased numbers of users and increased frequency of use, the Internet infrastructure may be unable to support the demands of a global audience or the requirements of consumers for faster access. The Internet has experienced a variety of outages, hacker attacks and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could adversely affect the level of Internet usage as well as the level of traffic on our web sites. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to regulation by governments, businesses or other organizations.

     Our programming and technology solutions are designed to operate on today's Internet platform as well as other interactive systems that transmit digitized data, such as cable and satellite systems, in the future. These future systems are commonly referred to as "broadband" systems and are expected to enable transmission of large amounts of digitized material, such as video clips, within a relatively short time frame. Delays in the development of broadband systems could harm our ability to distribute our programming through subscription services and pay-per-view events, and limit the market for our technology solutions business, which could adversely affect our ability to generate revenues from these types of programming.

THE ONLINE DIGITAL SPORTS ENTERTAINMENT INDUSTRY AND THE MARKET FOR DIGITAL CONTENT PUBLISHING TOOLS AND SERVICES ARE EACH INTENSELY COMPETITIVE, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

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

     We compete, directly and indirectly, for sponsors, rights and the attention of sports viewers with the following categories of companies:

     - web sites targeted to sports enthusiasts generally, such as www.cbs.sportsline.com, www.cnnsi.com and www.espn.com, many of which have been established by traditional media companies, and web sites targeted to enthusiasts of particular sports, such as www.mlb.com, www.nascar.com, www.nba.com, www.nfl.com and

     - publishers and distributors of traditional media targeted to sports enthusiasts, such as the ESPN networks, the FoxSports network and Sports Illustrated;

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

     We have only recently restructured our business model to develop a business unit focused on providing live content technology solutions. The market for content technology solutions is also very competitive. In this market, our competitors include:

     - potential customers that decide to develop similar systems on their own; and

     - developers of software that assist businesses with producing and managing digital content, such as Interwoven, Vignette, Virage and Broadvision.

     We also face potential competition from large technology products and services companies such as IBM, Microsoft, Scient, Accenture and marchFirst, that may decide to enter our market in the future. Due to our recent restructuring, virtually all of our existing and potential competitors in the technology solutions market have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products.

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

     We pursue the registration of our trademarks and service marks in the United States and internationally. We have also filed four patent applications in the United States Patent and Trademark Office. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our programming is accessible online. We have licensed in the past, and expect to license in the future, some of our proprietary rights, including trademarks or copyrighted material, to third parties. These licensees may take actions that might adversely affect the value of our proprietary rights or reputation. We also rely on off-the-shelf technologies that we license from third parties. "Off-the-shelf" technology refers to generally commercially available software that is not customized for a particular user. These third-party licenses may not continue to be available to us on commercially reasonable terms or at all. The inability to use licensed technology important to our business could require us to obtain substitute technology of lower quality or performance standards or at greater cost. In the future, we may seek to license additional technology or content to enhance our current programming or to introduce new content. We cannot be certain that any such licenses will be available on commercially reasonable terms or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in providing our programming or our technology products and services until equivalent technology, if available, is identified, licensed and integrated.

     Because we license some technology, data and content from third parties, we must rely upon these third parties for information as to the origin and ownership of the licensed content and our exposure to copyright infringement actions may increase. We generally obtain representations as to the origins and ownership of licensed content and obtain indemnification to cover any breach of any representations. However, we cannot be certain that these representations are accurate or that any indemnification amounts will be sufficient to provide adequate compensation for any breach of representations.

     We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. For example, in late 1999, DDB Technologies contacted us to solicit a license under three patents held by DDB Technologies. Likewise, in July 2000 we received a letter from Geoworks Corporation explaining its position that any service using wireless application protocol requires a license from Geoworks. We are considering these matters and have retained patent counsel to assist in evaluating the patents and determining our strategy relating to this request. For example, in late 1999, DDB Technologies contacted us to solicit a license under three patents held by DDB Technologies. Likewise, in July 2000 we received a letter from Geoworks Corporation explaining its position that any service using wireless application protocol requires a license from Geoworks. We are considering these matters and have retained patent counsel to assist in evaluating the patents and determining our strategy relating to this request. Any future assertions or prosecutions could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Our ability to execute on our business strategy will suffer if a successful claim of infringement is brought against us and we are unable to introduce new content or trademarks, develop non-infringing technology or license the infringed or similar technology on a timely basis.

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

ACCEPTANCE OF PROPERTY AND SERVICES AS PAYMENT MAY PROVIDE LESS WORKING CAPITAL FLEXIBILITY THAN A CASH PAYMENT WOULD PROVIDE.

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

IF WE ARE NOT SUCCESSFUL IN INTEGRATING TOTAL SPORTS WITH OUR ORGANIZATION, THE COMBINED COMPANY MAY BE UNABLE TO OPERATE EFFICIENTLY.

     The combined company's ability to operate efficiently will depend in part on the integration of Quokka's and Total Sports's operations and personnel in a timely and efficient manner. In order for the combined company to provide enhanced and more valuable content and services to its customers, the combined company will need to integrate its operations, technology and content. This integration may be difficult and unpredictable because our web sites and Total Sports' web sites have been developed independently and were designed without regard to integration. Successful integration of the two companies' operations, technology and content also requires coordination of different development and engineering teams, as well as sales and marketing efforts and personnel. This, too, may be difficult and unpredictable because of possible cultural conflicts between Quokka and Total Sports as well as difficulties related to the geographical separation of the two companies' primary operations. If the two companies cannot successfully integrate their operations, technology and personnel, the combined company may not be able to operate efficiently or realize the expected benefits of the merger.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  Price Range of Common Stock

     Our common stock has been traded on the Nasdaq National Market under the symbol QKKA since our initial public offering on July 28, 1999. The following table shows the high and low sales prices of our common stock for the quarterly periods indicated, as reported by the Nasdaq National Market.

                   1999                      HIGH       LOW
                   ----                     -------    ------
Third quarter.............................  $15.875    $6.000
Fourth quarter............................  $18.750    $6.750

                   2000                      HIGH       LOW
                   ----                     -------    ------
First quarter.............................  $18.000    $9.250
Second quarter............................  $10.688    $2.750
Third quarter.............................  $10.000    $3.750
Fourth quarter............................  $ 4.125    $0.531

     The closing sale price of our common stock as reported on the Nasdaq National Market on March 9, 2001 was $0.125 per share. As of that date, there were 684 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

ITEM 6. SELECTED FINANCIAL DATA

  Selected Consolidated Financial Data

     The following selected consolidated financial data for the five years ended December 31, 2000, have been derived from our consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto.

                                                              YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                               1996          1997         1998        1999        2000
                                            -----------   -----------   ---------   ---------   ---------
                                             (AUDITED)     (AUDITED)    (AUDITED)   (AUDITED)   (AUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues..................................    $    39       $ 4,000      $ 8,635    $ 13,070    $  47,245
Cost of revenues:
  Production and other costs..............        611         5,130        7,780      20,070       44,809
  Amortization of programming and
     distribution rights..................         --            --           --       3,441        7,006
                                              -------       -------      -------    --------    ---------
          Total cost of revenues..........        611         5,130        7,780      23,511       51,815
                                              -------       -------      -------    --------    ---------
          Gross profit(loss)..............       (572)       (1,130)         855     (10,441)      (4,570)
Operating expenses:
  Research and engineering................        423         1,030        4,480      13,094       22,382
  Sales and marketing.....................         53           816        2,519      19,525       29,057
  General and administrative..............        508         1,827        3,171      11,032       17,636
  Restructuring costs.....................         --            --           --          --        2,588
  Depreciation............................         --            68          530       4,217        9,253
  Goodwill impairment.....................         --            --           --          --      130,000
  Amortization of other intangibles.......         --            --           --          --       23,481
                                              -------       -------      -------    --------    ---------
          Total operating expenses........        984         3,741       10,700      47,868      234,397
                                              -------       -------      -------    --------    ---------
Loss from operations......................     (1,556)       (4,871)      (9,845)    (58,309)    (238,967)
Losses of associated venture..............         --            --           --       2,176           --
Minority interest in net loss on
  Consolidated subsidiary.................         --            --           --      (1,936)      (2,656)
Interest income/(expense), net............         (4)          (71)         320       1,702      (34,848)
                                              -------       -------      -------    --------    ---------
Loss before taxes and cumulative effect of
  accounting change.......................     (1,560)       (4,942)      (9,525)    (56,847)    (271,159)
Income tax expense........................         --            --          (13)        (37)        (135)
                                              -------       -------      -------    --------    ---------
Loss before cumulative effect of
  accounting change.......................     (1,560)       (4,942)      (9,538)    (56,884)    (271,294)
Cumulative effect of accounting Change....         --            --           --          --       (8,225)
                                              -------       -------      -------    --------    ---------
          Net loss........................    $(1,560)      $(4,942)     $(9,538)   $(56,884)   $(279,519)
                                              =======       =======      =======    ========    =========
Basic and diluted loss per share..........    $ (0.41)      $ (0.73)     $ (0.99)   $  (1.45)   $   (5.84)
Shares used in computation of basic and
  diluted net loss per share..............      3,800         6,792        9,656      39,365       47,834

                                                                    DECEMBER 31,
                                            -------------------------------------------------------------
                                               1996          1997         1998        1999        2000
                                            -----------   -----------   ---------   ---------   ---------
                                            (UNAUDITED)   (UNAUDITED)   (AUDITED)   (AUDITED)   (AUDITED)
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and Marketable
  securities..............................    $    65       $ 4,027     $ 23,994    $ 61,557    $  41,370
Restricted Cash...........................         --            --           --       7,200        8,712
Working capital...........................     (1,566)        1,444       23,218      64,124      (41,304)
Total assets..............................        113         4,651       28,212      99,880      124,170
Debt and leases, long-term portion........         --            83          501      11,493        6,581
Accumulated deficit.......................     (1,566)       (6,508)     (16,046)    (72,931)    (352,450)
Total stockholders' equity................     (1,566)        1,663       25,453      72,258       15,114

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

     We use the power of emerging digital media to bring sports enthusiasts closer to their favorite sports. We leverage our scalable, multi-platform, digital technology to offer live event coverage, news and information, audio and text dispatches from athletes, games, community forums and content created by fans, as well as opportunities for the fan to purchase premium products in order to provide our audience a complete sports experience. The Quokka Sports experience is designed to appeal to a global audience. Our production and technology expertise has extended to the following sports: golf, Major League Baseball, college sports, sailing, motor racing, and action sports such as skiing, climbing, hiking, snowboarding, adventure racing and mountain biking, and the Olympics. The Quokka Sports Network also includes coverage of some of the world's largest sporting events like the biennial Olympic Games, the Men's and Women's NCAA basketball tournaments and the PGA golf tour.

     Since our inception, we have sought to lead our industry with innovations that allow for the delivery of content across a wide variety of digital platforms. We believe that new interactive technologies provide exciting opportunities for making information-intensive programming also entertaining. In addition to our extensive capabilities as a digital sports media company, we have also developed a core proprietary technology infrastructure and business processes that are designed to enable the collection and customization of up-to-the-minute media assets and distribution of such content quickly, efficiently and in real-time across a wide variety of digital platforms.

     Recognizing the two distinct core competencies within Quokka, in February 2001, we reorganized our operations into two separate divisions, "QMedia," our media production division, and "QTech," our live content technology solutions division. We believe that each division is a leading company in its respective market sector.

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

     In addition, as a result of our business restructuring in February 2001, we intend to generate revenue through our QTech division from business customers and media companies through fees from the licensing of our proprietary live-event coverage and publishing technology, and by providing managed technology services and system integration services.

     We have incurred significant net losses and negative cash flows from operations, and as of December 31, 2000, we had an accumulated deficit of $352.5 million. This accumulated deficit resulted from the production costs of our network programming, the costs of developing new and enhancing existing tools and techniques that enhance our Live_IP technology, the costs of expanding our sales and business development efforts and other costs related to ongoing research and design. We expect to incur significant operating losses for the foreseeable future. We may never achieve significant revenues or profitability; or if we achieve significant revenues or profitability, they may not be sustained.

     As of December 31, 2000 we had 402 employees compared to 284 at December 31, 1999.

     During February 2001, we conducted a major restructuring plan to realign Quokka to maximize core capabilities with profitable business opportunities, streamline operations and reduce its cost structure. The restructured business model resulted in a reduction of 59% of our workforce and one-time charges for severance and related costs of approximately $1 million.

ACQUISITIONS

     On March 31, 2000, we completed the acquisition of ZoneNetwork.com, Inc., or "Zone", a privately-held company that produces and owns a mountain sports internet property. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. The acquisition price included approximately
1.4 million shares of the Company's common stock with a fair market value of $18.3 million, 368,000 vested options and warrants with a fair market value of $2.0 million and transactions costs of approximately $900,000. The options and warrants issued in conjunction with the acquisition had exercise prices ranging from $.70 to $12.16 and were valued using the Noreen-Wolfson market value model with a volatility of 70%. Of the $21.2 million total purchase price, approximately $33.0 million was allocated to goodwill with the remainder allocated to the net liabilities assumed. Goodwill will be amortized using a straight-line method over 2 years.

     On June 1, 2000, we signed an asset purchase agreement to acquire Helium, LLC. The transaction was completed on June 1, 2000 and was recorded using the purchase method of accounting. Total consideration was $1.2 million and includes a $300,000 cash payment and the issuance of 190,764 shares of common stock. Of the $1.2 million total purchase price, approximately $850,000 was allocated to goodwill with the remainder allocated to the net assets acquired. Goodwill will be amortized using a straight-line method over 2 years.

     On June 8, 2000, we signed a definitive agreement to acquire a controlling interest in Golf.com LLC, a privately-held company that is in the business of developing, marketing and distributing a golf related online service to be accessed via the Internet. This transaction was completed on October 3, 2000 and was recorded using the purchase method of accounting, in accordance with the provisions of APB No. 16. Quokka issued approximately 3.9 million shares of common stock, with a fair market value of $24.2 million, and incurred acquisition costs of approximately $375,000 in exchange for 71% of the ownership interest in Golf.com LLC. Of the $24.6 million total purchase price, approximately $950,000 was allocated to customer relationships, $2.0 million to trade names, $90,000 to assemble workforce, $21.6 million to goodwill with the remainder allocated to the net liabilities assumed. Intangible assets will be amortized using a straight-line method over 2 years.

     On July 20, 2000, we signed a definitive agreement to acquire Total Sports Inc., an event-centered, online sports media company. The transaction was completed on November 13, 2000 and was recorded using the purchase method of accounting in accordance with the provisions of APB No. 16. The acquisition price included approximately 13.8 million shares of the Company's common stock with a fair market value of $116.7 million, 1.2 million vested options and warrants with a fair market value of $9.9 million and transaction costs of approximately $3.4 million. Of the $130.0 million total purchase price, approximately $2.4 million was allocated to net tangible assets and the remainder was allocated to intangible assets, including $3.6 million to customer relationships, $4.5 million to trade names, $3.3 million to technology, $450,000 to assembled workforce and $115.7 million of goodwill. Intangible assets will be amortized using the straight-line method over 3 years.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Revenues

     Revenues increased to $47.2 million in 2000 from $13.1 million in 1999 and $8.6 million in 1998. This increase was due to the growth in the number of digital entertainment sponsors during the year, including multi-year, multi-event and multi-benefit digital entertainment sponsorships, other sponsorships and advertising, content distribution, consumer revenues and other. Revenues increased by $34.1 million from 1999 to 2000 primarily as a result of the 2000 Sydney Olympic Games gold sponsors as compared to an increase in revenues of $4.5 million from 1998 to 1999. For the year ended December 31, 2000, barter revenues were 8.2% of net revenues, barter revenues were 3% of net revenues in 1999 and barter revenues were 50.0% of net revenues in 1998.

  Production Costs

     Production costs increased to $44.8 million in 2000 from $20.1 million in 1999 and $7.8 million in 1998. Production costs include costs of personnel and consultants, software, travel, satellite transmission costs, field gear, event marketing and an allocation of general and administrative expenses. The $24.7 million increase in production costs from 1999 to 2000 is due to increased programming including our sports coverage of the 2000 Sydney Olympic Games in connection with our joint venture with NBC Olympics, Inc., the CART Championship Series and the FIM Road Racing World Championship Grand Prix motorcycle races, the America's Cup 2000 and Challenger Series yacht races, the 2000 EcoChallenge, the BT Global Challenge, coverage of Everest 2000, GM Experience at Le Mans, the 2000 North American International Auto Show, expanded coverage at Quokka.com, the 100th U.S. Open at Pebble Beach and the President's Cup golf tournament. The $12.3 million increase in production costs from 1998 to 1999 is due to an increase in the number of programming events from 1998 including production costs associated with producing www.quokka.com, which was launched in March 1999.

  Amortization of Acquiring Programming and Distribution Rights

     Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight-line basis. Total amortization of acquired programming and distribu-tion rights increased to $7.0 million in 2000 from $3.4 million in 1999 reflecting a full year of amortization for 2000 as certain rights agreements were entered into in mid to late 1999 as well as the addition of certain rights agreements acquired as part of the Total Sports acquisition. No such amortization costs were incurred during the comparable 1998 period. Amortization pertains to licensing fees paid for the acquisition of programming rights related to our joint venture with NBC Olympics, Inc. for U.S. digital coverage of the Olympic Games, for the exclusive worldwide interactive media rights to FIM Road Racing World Championship Grand Prix and for the America's Cup 2000 Yacht Race. Acquired distribution rights represent licensing fees paid for the rights to distribute our programming on Excite@Home and Terra Networks, S.A.

  Research and Engineering

     Research and engineering expenses increased to $22.4 million in 2000 from $13.1 million in 1999 and $4.5 million in 1998. This increase represents the costs of additional personnel and related costs associated with our continuing development of our Live_IP technology, broadband applications and network operations and other network initiatives. Included in research and engineering expensed during 1999 is $1.2 million in non-cash compensation expenses related to the issuance of 153,846 warrants to purchase common stock that were issued in connection with certain broadband research initiatives. Research and engineering costs are expensed as incurred.

  Sales and Marketing

     Sales and marketing expenses increased to $29.1 million in 2000 from $19.5 million in 1999 and $2.5 million in 1998. Sales and marketing expenses include personnel costs, consultants, partnership marketing and advertising. This increase is attributable to partnership marketing and off-line advertising, which is designed to create brand recognition and drive internet traffic to www.quokka.com and other properties on the Quokka Sports Network. Expenses also increased as a result of increases in the number of sales and marketing personnel. During 2000, we spent $5.2 million for advertising as compared to $7.7 million in 1999 and $554,000 in 1998.

  General and Administrative

     General and administrative expenses increased to $17.6 million in 2000 from $11.0 million in 1999 and $3.2 million in 1998. General and administrative expenses include personnel associated with general management, business and legal affairs, finance and accounting, facilities and human resources. The increase in general and administrative expenses is attributable to increased personnel and related facilities and other third-party expenses associated with building our operational infrastructure.

  Restructuring Costs

     Restructuring costs for the year ended December 31, 2000 were $2.6 million. These costs are associated with the closure of certain of our facilities to consolidate operations and reduce overhead as well as related severance for those employees impacted by the facility closures. Restructuring costs also include costs associated with the change in our e-commerce operational model related to our MountainZone.com property from in-house to outsource fulfillment.

  Depreciation and Amortization

     Depreciation and amortization expenses increased to $9.3 million in 2000 from $4.2 million in 1999 and $530,000 in 1998. Depreciation and amortization expenses consist of depreciation of computers, telecommunications equipment, software, and furniture and fixtures associated with our operational infrastructure. Amortization expense relates to leasehold improvements of our facilities in San Francisco. The increase in depreciation and amortization expenses is primarily due to increased purchases of equipment and amortization of leasehold improvements in our expanded facilities.

  Amortization of intangibles

     Amortization of intangibles for the year ended December 31, 2000 was $23.5 million. The balance is primarily associated with the amortization of the excess of the purchase price over the fair value of the tangible assets and liabilities acquired related to the three acquisitions that were completed during 2000 under the purchase method of accounting. These acquisitions include Zone, Golf.com and Total Sports. Goodwill is being amortized on a straight-line basis over 24 to 36 months. Also included in this balance is amortization of $1.9 million related to the 10 million warrants issued to NBC in August 2000, in exchange for cash consideration of $500,000 and NBC's continued relationship with us. The warrant is being amortized ratably over its term, which expires on December 31, 2004.

  Goodwill impairment

     During December 2000, Quokka recorded a goodwill impairment charge of $130 million to write-down the goodwill associated with certain acquisitions completed during 2000, including Zone, Golf.com, LLC and Total Sports. These businesses were acquired at a time when the value of internet sports media companies was much higher. In addition, 100% of the goodwill impairment charge related to businesses acquired for consideration paid 100% in Quokka stock. These acquired operations experienced a decline in the sale of advertising sponsorships due to our inability to monetize these acquisitions and as advertising budgets of many companies decreased due to economic conditions. Due to the significance of the change in conditions, management performed an evaluation of the recoverability of the goodwill related to these operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because the estimated future undiscounted cash flows of these operations were less than the carrying value of the related goodwill, an impairment charge was required. The impairment charge represents the amount required to write-down this goodwill to management's best estimate of the company's future discounted cash flows from operations.

  Losses of Associated Venture

     In December 1999, we dissolved our joint venture with Forsythe Racing, Inc. Accordingly, we did not record any losses related to the associated venture for the year ended December 31, 2000. We incurred net losses of $2.2 million for the year ended December 31, 1999. We have accounted for our 50% interest in this joint venture under the equity method of accounting since the inception of the venture in January 1999. Expenses incurred during the period related primarily to production expenses for CART programming.

  Minority Interest in Net Loss of Consolidated Subsidiary

     During the March 1999 quarter, we formed NBC/Quokka Ventures, LLC, a joint venture with NBC Olympics, Inc. to provide interactive digital coverage of the Olympic Games and related pre-games events. In connection with this venture, NBC has contributed, among other things, certain programming and content in exchange for a 49% minority interest. The fair market value of this content is being amortized over the initial term of the venture agreement from inception in February 1999 through October 2004 on a straight-line basis. In October 2000 we acquired a 71% interest in Golf.com, LLC in which NBC retained their 29% interest. For 2000, minority interest expense was $2.7 million as compared to $1.9 million for 1999 and represents the minority interest's share of net losses for the period.

  Interest Income and Expense, Net

     Net interest expense was $34.8 million in 2000 as compared to net interest income of $1.7 million in 1999 and $320,000 in 1998. The increase in net interest expense from 1999 to 2000 is primarily due to a one time charge of $28.5 million associated with the beneficial conversion feature embedded in the convertible debt instrument issued in September 2000 as well as the first quarterly interest payment due on the 7% convertible debt instrument of $1.6 million which was paid as payment-in-kind as of December 31, 2000. The increase in net interest income from 1998 to 1999 was primarily due to a higher investment balance throughout 1999 due to the issuance of preferred stock and our initial public offering. Interest income during 1999 was partially offset by increased interest expense due to borrowings under a line of credit. Interest income recorded during these periods includes interest income earned on cash and cash equivalents.

  Cumulative effect of accounting change

     In September 2000, we closed the sale of $77.4 million in convertible promissory notes and issued warrants to purchase 2.8 million shares of common stock at an exercise price of $8.00 per share. We allocated the net proceeds based on their relative fair value. Accordingly, we allocated $41.4 million to the convertible notes, $7.5 to the warrants and $28.5 million to the beneficial conversion feature. The beneficial conversion feature was recognized immediately as a charge to interest expense. During the fourth quarter, we also recorded an additional beneficial conversion charge of $8.2 million relating to convertible debt instrument as a cumulative effect adjustment to account for a change in accounting guidance. See Note 7 of "Notes to Consolidated Financial Statements."

  Net Losses

     Based upon the foregoing information, we had net losses of $279.5 million for the year ended December 31, 2000, $56.9 million for the year ended December 31, 1999 and $9.6 million for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since August 1996, we have financed our operations primarily through sales of our equity and debt securities. On August 2, 1999, Quokka completed its initial public offering of common stock. Net proceeds to Quokka from that offering were approximately $54.5 million, net of underwriters' discounts and offering expenses. Total net proceeds from sales of our equity securities since August 1996 were $193.5 million through December 31, 2000.

     On September 15, 2000, we closed the sale of convertible promissory notes and warrants for total consideration of $77.4 million before transaction fees and expenses. See Note 7 of "Notes to Consolidated Financial Statements" for further discussion.

     At December 31, 2000, Quokka was in default of a number of terms under its 7.0% subordinated convertible promissory note financing agreements, including the failure to generate revenues of at least $50.0 million in fiscal 2000, having an insufficient number of shares of common stock reserved for issuance upon the conversion of the convertible notes, based upon anticipated adjusted conversion prices of the notes, and, also based upon anticipated adjusted conversion prices of the notes, having an insufficient number of shares of common stock registered with the Securities and Exchange Commission to allow for resale into the public markets by the noteholders upon conversion of the notes.

     The holders of the convertible notes had the right to accelerate payment of all amounts outstanding under the notes, including outstanding interest and any penalties. In addition, in accordance with the terms of the notes, the interest rate on the notes was increased from 7% to 11% from the date of the breach of the revenue covenant, which we estimate to be approximately January 8, 2001, and the redemption price of the notes may be increased to 115% of the original face amount, plus accrued and unpaid interest and penalties

     Furthermore, the breach of the revenue covenant set forth in the convertible note financing agreements caused a cross-default under the terms of our secured loan agreement with Comdisco, which default provides that Comdisco has the right to accelerate payment of all amounts outstanding under the loan agreement, including outstanding interest. In addition, in accordance with the terms of the loan agreement, the interest rate on the loan increased from 12.25% to 15.25% from the date of the breach of the cross-default, which we estimate to be approximately January 8, 2001.

     Quokka was not in compliance with certain covenants related to it's $2 million equipment financing loan at December 31, 2000, but has received the appropriate waiver. In February 2001, in connection with the restructuring of the convertible promissory notes, we paid the outstanding balance on this loan.

     During February 2001, we successfully restructured the convertible promissory notes and warrants. As a result, the noteholders have waived existing defaults and agreed to revised covenants. See Note 16 of "Notes to Consolidated Financial Statements" for further discussion.

     On March 9, 2001, we received notice from NBC Olympics, Inc. that it sought to terminate the master venture agreement dated February 9, 1999. See
"Business -- Recent Developments" and Note 16 of "Notes to Consolidated Financial Statements" for further discussions.

     The accompanying consolidated financial statements have been prepared assuming that Quokka will continue as a going concern. Quokka has incurred recurring losses from operations, had recurring negative cash flows, had negative working capital, and a significant stockholders deficiency. These conditions plus the foregoing circumstances raise substantial doubt about our ability to continue as a going concern.

     We are currently investigating alternative sources of liquidity sufficient to meet working capital needs in a way that is satisfactory to its securityholders. In the meantime, we have implemented an aggressive cash management program. This program consists of a significant reduction of operating expenses, including major staff reductions, closure of office locations and restructuring ongoing business relationships, as well as daily scrutiny and monitoring of cash receipts and disbursements and more intensive cash collection efforts. There can be no assurance that this cash management program will be effective or successful. In addition, we are exploring a number of potential strategic transactions, including the licensing or sale of some or all of our assets. There can be not assurance that we will be able to consummate such transactions. Notwithstanding the foregoing discussion, the financial statements herein have been presented on the basis of a going concern.

     At December 31, 2000, we had $50.1 million in cash and cash equivalents and marketable securities. Restricted cash associated with three office leases, equipment financing loan, the employee stock purchase plan and cash funding requirements under the NBC/Quokka Ventures, LLC operating agreement aggregated $8.7 million at December 31, 2000. Net cash used in operating activities was $71.8 million for the year ended December 31, 2000, $48.3 million for the year ended December 31, 1999 and $10.9 million for the year ended December 31, 1998. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items including compensation expense related to the issuance of warrants and options to attract key vendors and business partners, amortization of intangibles and acquired rights and depreciation. Non-cash charges related to the issuance of these warrants and options were $28.1 million for the year ended December 31, 2000, $1.4 million for the year ended December 31, 1999 and $450,000 for the year ended December 31, 1998. Non-cash charges relating to depreciation expense were $9.3 million for the year ended December 31, 2000, $4.2 million for the year ended December 31, 1999 and $530,000 for the year ended December 31, 1998. Non-cash charges related to the amortization of programming and distribution rights were $7.0 million for the year ended December 31, 2000 and $3.4 million for the year ended December 31, 1999. Non-cash charges related to the amortization and impairment of goodwill was $153.5 million for the year ended December 31, 2000. There were no goodwill amortization charges for the years ended December 31, 1999 and 1998.

     Net cash provided by investing activities was $8.7 million for the year ended December 31, 2000 resulting primarily from the sale of marketable securities offset by purchases of additional equipment and leasehold improvements in our expanded facilities. Net cash used in investing activities was $74.2 million for the year ended December 31, 1999 and $2.7 million for the year ended December 31, 1998 resulting primarily from investments in short-term marketable securities from the proceeds from our initial public offering and purchases of additional equipment and leasehold improvements in our expanded facilities.

     Net cash provided by financing activities was $68.5 million for the year ended December 31, 2000 resulting primarily from proceeds from the issuance of convertible debt in September 2000. Net cash provided by financing activities was $102.4 million for the year ended December 31, 1999 and $33.5 million for the year ended December 31, 1998 resulting primarily from net proceeds from long term financing arrangements and the issuance of preferred and common stock.

     On August 22, 2000, we issued a warrant to purchase 10.0 million shares of Quokka common stock to NBC for cash consideration of $500,000 and NBC's continued relationship with Quokka. These warrants are exercisable at prices ranging from $8.89 to $20.00 through 2004. The estimated fair value of the warrants of $23.2 million has been determined based on the Noreen-Wolfson fair value model and will be reported as a component of stockholder's equity. The warrant will be amortized ratably over the terms of the warrant, which expires on December 31, 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe the adoption of SFAS 133 will have a material effect on our consolidated results of operations or financial condition.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are evaluating the impact, if any, SFAS 140 may have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. We mitigate default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of December 31, 2000, we had $50.1 million of cash and cash equivalents, restricted cash and marketable securities.

     The fair market value of long-term fixed interest rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate convertible debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. The effect of an immediate 10% change in interest rates would not have a material impact on our future operating results or cash flows. Fair market values where determined from quoted market prices.

     The Company has a United Kingdom subsidiary and as a result may be exposed to market risk from fluctuations in foreign currency exchange rates, which could affect its financial position, results of operations and cash flows. Quokka plans to manage its exposure to market risk through its regular operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments. Quokka plans to use derivative financial instruments as risk management tools and not for trading or speculative purposes, and does not plan to maintain such instruments that may expose Quokka to significant market risk. The Company has no derivative financial instruments outstanding at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Our Proxy Statement for our 2001 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to our executive officers, which is included in "Item 1.
Business -- Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

     1. Consolidated Financial Statements:

        The financial statements which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1, which immediately precedes such document.

(b) FINANCIAL STATEMENT SCHEDULES (UNAUDITED) IN THOUSANDS:

                                             FIRST      SECOND     THIRD      FOURTH
                                            QUARTER    QUARTER    QUARTER     QUARTER      YEAR
                                            --------   --------   --------   ---------   ---------
1999
Revenues..................................  $    897   $  2,552   $  2,961   $   6,660   $  13,070
Gross profit..............................    (1,821)    (2,710)    (4,191)     (1,719)    (10,441)
Loss before cumulative effects of
  accounting change.......................    (7,848)   (18,154)   (15,813)    (15,069)    (56,884)
Net Loss..................................    (7,848)   (18,154)   (15,813)    (15,069)    (56,884)
Per Common Share:
  Net loss before cumulative effect of
     accounting change....................  $  (0.22)  $  (0.49)  $  (0.36)  $   (0.33)  $   (1.45)
  Net loss................................  $  (0.22)  $  (0.49)  $  (0.36)  $   (0.33)  $   (1.45)
2000
Revenues..................................  $  9,510   $ 12,587   $ 16,009   $   9,139   $  47,245
Gross profit..............................       172      1,029     (4,701)     (1,070)     (4,570)
Loss before cumulative effects of
  accounting change.......................   (15,071)   (24,621)   (55,695)   (175,907)  $(271,294)
Net Loss..................................   (15,071)   (24,621)   (55,695)   (184,132)  $(279,519)
Per Common Share:
  Net loss before cumulative effect of
     accounting change....................  $  (0.34)  $  (0.54)  $  (1.21)  $   (3.16)  $   (5.67)
  Net loss................................  $  (0.34)  $  (0.54)  $  (1.21)  $   (3.31)  $   (5.84)

     All other Financial Statements Schedules have not been included in as much as the information required to be included has been adequately included in the underlying financial statements.

(c) REPORTS ON FORM 8-K

     1. On October 17, 2000, Quokka filed a current report on Form 8-K dated October 3, 2000 regarding the completion of the purchase of approximately 71% of the outstanding membership interests of Golf.com L.L.C.

     2. On October 31, 2000, Quokka filed a current report on Form 8-K dated October 31, 2000 regarding the appointment of Alvaro Saralegui as Quokka's President and Chief Executive Officer.

(d) EXHIBITS

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
 2.1(1)    Agreement and Plan of Merger and Reorganization dated March
           1, 2000 by and among Quokka Sports, Inc., Montana
           Acquisition Corporation and ZoneNetwork.con, Inc.
 2.2(2)    Asset Purchase Agreement dated June 1, 2000 by and between
           Helium LLC and Quokka Sports, Inc.
 2.3(3)    Agreement and Plan of Merger and Reorganization dated July
           20, 2000, as amended, by and among Quokka Sports, Inc. and
           Total Sports Inc.
 2.4(4)    Purchase Agreement and Plan of Reorganization dated June 8,
           2000, as amended, by and among Quokka Sports, Inc.,
           Golf.com, LLC, GolfData Corporation, The New York Times
           Company Magazine Group, Inc., MediaOne Interactive Services,
           Inc., Total Sports Inc. and Otto Candies, LLC.
 3.1(3)    Amended and Restated Certificate of Incorporation.
 3.2(5)    Certificate of Designation of 7.0% Series A Senior
           Convertible Preferred Stock.
 3.4(6)    Amended and Restated Bylaws.
 4.1(7)    Form of Specimen Stock Certificate.
 4.2(8)    Note Purchase Agreement dated September 15, 2000 between
           Quokka Sports, Inc. and the Purchasers identified therein, including exhibits thereto.
 4.3(8)    Form of 7.0% Convertible Subordinated Promissory Note dated
           September 15, 2000 issued by Quokka Sports, Inc. (attached as Exhibit A to Exhibit 4.2)
 4.4(8)    Form of Common Stock Purchase Warrant dated September 15,
           2000 issued by Quokka Sports, Inc. (attached as Exhibit B to
           Exhibit 4.2)
 4.5(8)    Amended and Restated Investors' Rights Agreement dated
           September 15, 2000 by and among Quokka Sports, Inc. and the
           Investors as set forth on Exhibit A thereto (attached as
           Exhibit C to Exhibit 4.2).
 4.6(8)    Noteholders Agreement dated September 15, 2000 by and among
           Quokka Sports, Inc. and the signatories thereto (attached as
           Exhibit D to Exhibit 4.2).
 4.7(9)    Warrant Issuance Agreement dated August 22, 2000 by and
           between Quokka Sports, Inc. and National Broadcasting
           Company, Inc.
 4.8(9)    Warrant dated August 22, 2000 issued to National
           Broadcasting Company, Inc.
 4.9(6)    Registration Rights Agreement dated March 30, 2000 between
           Quokka Sports, Inc. and KLAS, Inc.
10.1(6)    Employment Agreement dated January 18, 2000 between Quokka
           Sports, Inc. and Michael Gough.
21.1       List of Subsidiaries.
23.1       Consent of PricewaterhouseCoopers LLP, independent
           accountants.
24.1       Power of Attorney (reference is made to page 49).

---------------
(1) Previously filed as an exhibit to Quokka's current report on Form 8-K filed on April 14, 2000 (File No. 000-26311).

(2) Previously filed as an exhibit to Quokka's report on Form 10-Q filed on August 14, 2000 (File No. 000-26311).

(3) Previously filed as an annex or an exhibit to Quokka's Registration Statement on Form S-4 filed on October 11, 2000 (File No. 333-44774).

(4) Previously filed as an annex to Quokka's Definitive Schedule 14A filed on September 1, 2000 (File No. 000-26311).

(5) Previously filed as an exhibit to Quokka's current report on Form 8-K dated February 22, 2001 filed on February 23, 2001 (File No. 000-26311).

(6) Previously filed as an exhibit to Quokka's report on Form 10-Q filed on May 15, 2000 (File No. 000-26311).

(7) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-76981) filed in connection with the Company's initial public offering.

(8) Previously filed as an exhibit to Quokka's current report on Form 8-K dated September 15, 2000 filed on September 19, 2000 (File No. 000-26311).

(9) Previously filed as an exhibit to Quokka's current report on Form 8-K dated August 22, 2000 filed on August 31, 2000 (File No. 000-26311).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Quokka Sports, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 15th day of March, 2001.

                                          QUOKKA SPORTS, INC.

                                          By:    /s/ ALVARO J. SARALEGUI
                                            ------------------------------------
                                                    Alvaro J. Saralegui

                               POWER OF ATTORNEY

     Each individual whose signature appears below constitutes and appoints Alvaro J. Saralegui and Alan S. Ramadan, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

            SIGNATURES                                TITLE                        DATE
            ----------                                -----                        ----
      /s/ ALVARO J. SARALEGUI             President and Chief Executive       March 15, 2001
-----------------------------------       Officer, Director (Principal
         Alvaro Saralegui                      Executive Officer)

      /s/ G. MICHAEL NOVELLY               Vice President, Finance and        March 15, 2001
-----------------------------------    Controller (Principal Financial and
        G. Michael Novelly                     Accounting Officer)

        /s/ ALAN S. RAMADAN            Director (Chairman of the Board of     March 15, 2001
-----------------------------------                Directors)
           Alan Ramadan

      /s/ RICHARD H. WILLIAMS            Director (Vice Chairman of the       March 15, 2001
-----------------------------------            Board of Directors)
        Richard H. Williams

       /s/ WALTER W. BREGMAN                        Director                  March 15, 2001
-----------------------------------
         Walter W. Bregman

                                                    Director
-----------------------------------
           John Bertrand

     /s/ FRANK A. DANIELS, III                      Director                  March 15, 2001
-----------------------------------
         Frank A. Daniels

                                                    Director
-----------------------------------
         Barry M. Weinman

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Quokka Sports, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Quokka Sports, Inc. and its subsidiaries, at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant operating losses and has negative working capital and a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 7 to the accompanying consolidated financial statements, the Company changed its method of accounting for convertible securities with beneficial conversion features as of October 1, 2000.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California
March 14, 2001

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $   9,278       $  3,855
  Restricted cash...........................................       8,712          7,200
  Investments in marketable securities......................      32,092         57,702
  Accounts receivable, net of allowances of $2,496 and
     $0.....................................................       4,806          6,067
  Acquired programming and distribution rights..............       4,598          3,606
  Prepaid and other current assets..........................       1,685          1,823
                                                               ---------       --------
          Total current assets..............................      61,171         80,253
Acquired programming and distribution rights................       4,890          8,436
Property and equipment, net.................................      22,285         10,551
Other assets................................................         323            640
Goodwill and other intangibles, net.........................      35,501             --
                                                               ---------       --------
          Total assets......................................   $ 124,170       $ 99,880
                                                               =========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   6,086       $  2,427
  Accrued expenses..........................................      15,501          3,797
  Current portion of long-term debt and capitalized lease
     obligations............................................      79,497          6,041
  Deferred revenues.........................................       1,391          3,864
                                                               ---------       --------
          Total current liabilities.........................     102,475         16,129
                                                               ---------       --------
Long term debt and capitalized lease obligations, net of
  Current portion...........................................       6,581         11,493
                                                               ---------       --------
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized: 10,000,000
  at December 31, 2000 and 1999; issued and outstanding: 0
  shares at December 31, 2000 and 1999......................          --             --
Common stock, voting, $0.0001 par value; authorized
  250,000,000 at December 31, 2000 and 110,000,000 at
  December 31, 1999; issued and outstanding: 65,109,231 at
  December 31, 2000 and 43,706,376 at December 31, 1999; and
  non-voting, $0.0001 par value; authorized: 300,000 at
  December 31, 2000 and 1999; issued and outstanding:
  300,000 at December 31, 2000 and 1999.....................           7              5
Additional paid-in capital..................................     352,381        137,460
Warrants and other..........................................      18,441          7,831
Treasury stock, at cost 1,266,785 shares at December 31,
  2000 and 23,244 shares at December 31, 1999...............      (3,265)          (107)
Accumulated deficit.........................................    (352,450)       (72,931)
                                                               ---------       --------
     Total stockholders' equity.............................      15,114         72,258
                                                               ---------       --------
          Total liabilities and stockholders' equity........   $ 124,170       $ 99,880
                                                               =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000         1999       1998
                                                             ---------    --------    -------
Revenues...................................................  $  47,245    $ 13,070    $ 8,635
Cost of revenues
  Production and other costs...............................     44,809      20,070      7,780
  Amortization of programming and distribution rights......      7,006       3,441         --
                                                             ---------    --------    -------
          Total cost of revenues...........................     51,815      23,511      7,780
                                                             ---------    --------    -------
          Gross profit/(loss)..............................     (4,570)    (10,441)       855
Operating expenses
  Research and engineering.................................     22,382      13,094      4,480
  Sales and marketing......................................     29,057      19,525      2,519
  General and administrative...............................     17,636      11,032      3,171
  Restructuring costs......................................      2,588          --         --
  Depreciation.............................................      9,253       4,217        530
  Goodwill impairment......................................    130,000          --         --
  Amortization of other intangibles........................     23,481          --         --
                                                             ---------    --------    -------
          Total operating expenses.........................    234,397      47,868     10,700
                                                             ---------    --------    -------
          Loss from operations.............................   (238,967)    (58,309)    (9,845)
Losses of associated venture...............................         --       2,176         --
Minority interest in net loss of consolidated subsidiary...     (2,656)     (1,936)        --
Interest income/(expense), net.............................    (34,848)      1,702        320
                                                             ---------    --------    -------
          Loss before taxes and cumulative effect of
            accounting change..............................   (271,159)    (56,847)    (9,525)
Income tax expense.........................................       (135)        (37)       (13)
                                                             ---------    --------    -------
          Loss before cumulative effect of accounting
            change.........................................   (271,294)    (56,884)    (9,538)
Cumulative effect of accounting change.....................     (8,225)         --         --
                                                             ---------    --------    -------
          Net loss.........................................  $(279,519)   $(56,884)   $(9,538)
                                                             =========    ========    =======
Net loss per share:
  Basic and diluted........................................  $   (5.84)   $  (1.45)   $ (0.99)
  Weighted average shares outstanding -- basic and
     diluted...............................................     47,834      39,366      9,655

  The accompanying notes are an integral part of these consolidated financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       CONVERTIBLE          VOTING          NON-VOTING
                                     PREFERRED STOCK     COMMON STOCK      COMMON STOCK     ADDITIONAL              WARRANTS
                                     ----------------   ---------------   ---------------    PAID-IN     TREASURY     AND
                                     SHARES    AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      STOCK      OTHER
                                     -------   ------   ------   ------   ------   ------   ----------   --------   --------
Balance, January 1, 1997...........    7,721    $ 1      9,352    $ 1      300      $--      $  8,107    $    --    $    62
Issuance of Series B Preferred
  Stock for cash of $1.50 per
  share, net of issuance costs of
  $75..............................   10,737      1                                            15,988
Issuance of warrants...............                                                                                     589
Issuance of options for services
  rendered.........................                                                                 5
Issuance of options for services
  rendered.........................                                                                30
Exercise of voting common stock
  options to employees for cash of
  $0.50 per share..................                         48      0                              24
Issuance of Series C Preferred
  stock for cash of $3.25 per
  share, net of issuance costs of
  $36,031..........................    4,939      0                                            16,015
Issuance of warrants under joint
  development agreement............                                                                                     264
Exercise of warrants...............      339      0                                               850                  (438)
Net Loss...........................
                                     -------    ---     ------    ---      ---      ---      --------    -------    -------
Balance as of December 31, 1998....   23,736      2      9,400      1      300       --        41,019         --        477
Exercise of voting common stock
  options to employees.............                        600      0                             850
Exercise of voting common stock
  warrants.........................                        163      0                             143                   (62)
Purchase of Treasury Stock.........                        (12)    (0)                                      (107)
Issuance of common stock for
  services rendered................                          3      0                              10
Issuance of warrants for
  Subordinated-Debt agreement......                                                                                     572
Issuance of warrants for CART
  Rights agreement.................                                                                                     401
Issuance of warrants for Media One
  Broadband agreement..............                                                                                   1,154
Issuance of warrants for Excite
  agreement........................                                                                                     702
Issuance of warrants for NBC JV
  agreement........................                                                                                   5,002
Issuance of options for services
  rendered.........................                                                               345
Issuance of Series D Preferred
  Shares at $9.00 per share less
  issuance cost accrual of $790....    4,520      0                                            39,959
Exercise of warrants...............      296      0                                               848                  (415)
Initial Public Offering net of
  issuance costs of $5,561.........                      5,000      1                          54,396
Conversion of Preferred Stock to
  Common Stock.....................  (28,552)    (2)    28,552      3
Cumulative Translation
  Adjustment.......................                                                               (52)
Unrealized gain/(loss) on
  available-for-sale securities....                                                               (58)
Net Loss...........................
                                     -------    ---     ------    ---      ---      ---      --------    -------    -------
Balance as of December 31, 1999....       --     --     43,706      5      300       --       137,460       (107)     7,831
Exercise of voting common stock
  options to employees.............                        733      0                           2,404
Issuance of options for services
  rendered.........................                                                               734
Issuance of stock for business
  acquisitions.....................                     20,670      2                         175,081     (3,158)
Issuance of warrants for expanded
  NBC relationship.................                                                                                   2,385
Beneficial conversion interest
  charge on convertible debt.......                                                            36,683
Warrants issued in connection with
  convertible debt.................                                                                                   8,225
Cumulative Translation
  Adjustment.......................                                                               (20)
Unrealized gain/(loss) on
  available-for-sale securities....                                                                39
Net Loss...........................
                                     -------    ---     ------    ---      ---      ---      --------    -------    -------
Balance as of December 31, 2000....       --    $--     65,109    $ 7      300      $--      $352,381    $(3,265)   $18,441
                                     =======    ===     ======    ===      ===      ===      ========    =======    =======


                                                       TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
                                     -----------   -------------
Balance, January 1, 1997...........   $  (6,508)     $   1,663
Issuance of Series B Preferred
  Stock for cash of $1.50 per
  share, net of issuance costs of
  $75..............................                     15,989
Issuance of warrants...............                        589
Issuance of options for services
  rendered.........................                          5
Issuance of options for services
  rendered.........................                         30
Exercise of voting common stock
  options to employees for cash of
  $0.50 per share..................                         24
Issuance of Series C Preferred
  stock for cash of $3.25 per
  share, net of issuance costs of
  $36,031..........................                     16,015
Issuance of warrants under joint
  development agreement............                        264
Exercise of warrants...............                        412
Net Loss...........................      (9,538)        (9,538)
                                      ---------      ---------
Balance as of December 31, 1998....     (16,046)        25,453
Exercise of voting common stock
  options to employees.............                        850
Exercise of voting common stock
  warrants.........................                         81
Purchase of Treasury Stock.........                       (107)
Issuance of common stock for
  services rendered................                         10
Issuance of warrants for
  Subordinated-Debt agreement......                        572
Issuance of warrants for CART
  Rights agreement.................                        401
Issuance of warrants for Media One
  Broadband agreement..............                      1,154
Issuance of warrants for Excite
  agreement........................                        702
Issuance of warrants for NBC JV
  agreement........................                      5,002
Issuance of options for services
  rendered.........................                        345
Issuance of Series D Preferred
  Shares at $9.00 per share less
  issuance cost accrual of $790....                     39,959
Exercise of warrants...............                        433
Initial Public Offering net of
  issuance costs of $5,561.........                     54,397
Conversion of Preferred Stock to
  Common Stock.....................                         --
Cumulative Translation
  Adjustment.......................                        (52)
Unrealized gain/(loss) on
  available-for-sale securities....                        (58)
Net Loss...........................     (56,885)       (56,885)
                                      ---------      ---------
Balance as of December 31, 1999....     (72,931)        72,258
Exercise of voting common stock
  options to employees.............                      2,404
Issuance of options for services
  rendered.........................                        734
Issuance of stock for business
  acquisitions.....................                    171,925
Issuance of warrants for expanded
  NBC relationship.................                      2,385
Beneficial conversion interest
  charge on convertible debt.......                     36,683
Warrants issued in connection with
  convertible debt.................                      8,225
Cumulative Translation
  Adjustment.......................                        (20)
Unrealized gain/(loss) on
  available-for-sale securities....                         39
Net Loss...........................    (279,519)      (279,519)
                                      ---------      ---------
Balance as of December 31, 2000....   $(352,450)     $  15,114
                                      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(279,519)  $(56,884)  $ (9,538)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Loss on disposal of fixed assets.......................        171         --         --
     Depreciation and amortization of property and
       equipment............................................      9,253      4,217        530
     Amortization of acquired programming and distribution
       rights...............................................      7,006      3,441         --
     Amortization of debt issuance costs....................      4,900         --         --
     Amortization of other intangibles......................     23,481         --         --
     Minority interest in loss of consolidated subsidiary...     (2,656)    (1,936)        --
     Non-cash compensation-related charges and Other........     28,066      1,433        450
     Goodwill impairment....................................    130,000         --         --
     Cumulative effect of accounting change.................      8,225         --         --
     Changes in operating assets and liabilities:
       Accounts receivable..................................      2,847     (4,916)    (1,074)
       Acquired rights......................................       (819)      (200)        --
       Prepaid and other current assets.....................        901       (920)       (85)
       Other assets.........................................      1,115       (641)        --
       Accounts payable.....................................     (8,011)     2,138       (433)
       Accrued expenses.....................................      8,415      2,598      1,117
       Deferred revenues....................................     (3,046)     3,385     (1,826)
                                                              ---------   --------   --------
          Net cash used in operating activities.............    (71,770)   (48,285)   (10,859)
                                                              ---------   --------   --------
Cash flows from investing activities:
  Increase in restricted cash...............................     (1,512)    (7,200)        --
  Net sales/(purchases) of marketable securities............     25,610    (57,702)        --
  Business acquisitions, net of cash acquired...............        226         --         --
  Purchase of property and equipment........................    (15,663)    (9,310)    (2,723)
                                                              ---------   --------   --------
          Net cash provided by (used in) investing
            activities......................................      8,661    (74,212)    (2,723)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Proceeds from long-term financing Arrangements............        420      8,700        750
  Payments on notes, long-term capital leases and financing
     arrangements...........................................     (7,314)    (2,322)       (79)
  Proceeds from the issuance of common stock, net of
     issuance costs.........................................      2,426     56,167         24
  Purchase of treasury stock................................         --       (107)        --
  Proceeds from NBC warrants................................        500         --         --
  Proceeds from convertible debt financing, net of issuance
     costs..................................................     72,500         --         --
  Proceeds from the issuance of preferred stock, net of
     issuance cost..........................................         --     39,920     32,854
                                                              ---------   --------   --------
          Net cash provided by financing activities.........     68,532    102,358     33,549
                                                              ---------   --------   --------
Net increase/(decrease) in cash and cash Equivalents........      5,423    (20,139)    19,967
Cash and cash equivalents, beginning of period..............      3,855     23,994      4,027
                                                              ---------   --------   --------
Cash and cash equivalents, end of period....................  $   9,278   $  3,855   $ 23,994
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

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

DEFAULT OF INDEBTEDNESS AND GOING CONCERN DISCUSSION

     On September 15, 2000, the Company closed the sale of convertible promissory notes and warrants for total consideration of $77.4 million before transaction fees and expenses. (See Note 7 for further discussion.)

     At December 31, 2000, the Company was in default of a number of terms under its 7.0% subordinated convertible promissory note financing agreements, including the failure to generate revenues of at least $50.0 million in fiscal 2000, having an insufficient number of shares of common stock reserved for issuance upon the conversion of the convertible notes, based upon anticipated adjusted conversion prices of the notes, and, also based upon anticipated adjusted conversion prices of the notes, having an insufficient number of shares of common stock registered with the Securities and Exchange Commission to allow for resale into the public markets by the noteholders upon conversion of the notes.

     The holders of the convertible notes had the right to accelerate payment of all amounts outstanding under the notes, including outstanding interest and any penalties. In addition, in accordance with the terms of the notes, the interest rate on the notes was increased from 7% to 11% from the date of the breach of the revenue covenant, which the Company estimates to be approximately January 8, 2001, and the redemption price of the notes may be increased to 115% of the original face amount, plus accrued and unpaid interest and penalties.

     Furthermore, the breach of the revenue covenant set forth in the convertible note financing agreements caused a cross-default under the terms of the Company's secured loan agreement with Comdisco, which default provides that Comdisco has the right to accelerate payment of all amounts outstanding under the loan agreement, including outstanding interest. In addition, in accordance with the terms of the loan agreement, the interest rate on the loan increased from 12.25% to 15.25% from the date of the breach of the cross-default, which the Company estimates to be approximately January 8, 2001.

     The Company was not in compliance with certain covenants related to its $2 million equipment financing loan at December 31, 2000, but has received the appropriate waiver. In February 2001, in connection with the restructuring of the convertible promissory notes, the Company paid the outstanding balance on this loan.

     During February 2001, the Company successfully restructured the convertible promissory notes and warrants. As a result, the noteholders have waived existing defaults and agreed to revised covenants. (See Note 16 for further discussion.)

     On March 9, 2001, the Company received notice from NBC that it is terminating the Master Venture agreement dated February 9, 1999. (See Note 16 for further discussions.)

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, had recurring

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES
negative cash flows, had negative working capital, and a significant stockholders deficiency. These conditions plus the foregoing circumstances raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently investigating alternative sources of liquidity sufficient to meet working capital needs in a way that is satisfactory to its securityholders. In the meantime, the Company has implemented an aggressive cash management program. This program consists of a significant reduction of operating expenses, including major staff reductions, closure of office locations and restructuring ongoing business relationships, as well as daily scrutiny and monitoring of cash receipts and disbursements and more intensive cash collection efforts. There can be no assurance that this cash management program will be effective or successful. In addition, the Company is exploring a number of potential strategic transactions including the licensing or sale of some or all of the Company's assets. There can be not assurance that the Company will be able to consummate such transactions. Notwithstanding the foregoing discussion, the financial statements herein have been presented on the basis of a going concern.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Quokka, and all of its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in and advances to our joint venture in which we have a 50% ownership interest would be accounted for by the equity method.

  Cash and Cash Equivalents

     Quokka includes in cash and cash equivalents all highly liquid investments that mature within three months of their purchase date. Cash equivalents consist primarily of money market funds.

  Restricted Cash

     Restricted cash associated with three office leases, equipment financing loan, the employee stock purchase plan and certain cash funding requirements of the NBC/Quokka Ventures, LLC operating agreement aggregated $8.7 million as of December 31, 2000 and $7.2 million as of December 31, 1999.

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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

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

  Acquired Media Rights

     Quokka and its subsidiaries and joint venture account for acquired programming rights pursuant to SFAS No. 63, "Financial Reporting by Broadcasters". Under SFAS No. 63, a licensee shall report an asset and a liability for the rights acquired and obligations incurred under a license agreement when the license period begins and other conditions, including availability and acceptance, have been met. The assets are amortized using the greater of the ratio of rights contributed during the period in relation to the total rights expected or on a straight-line method over their estimated useful life which range from 1 year to 5 1/2 years.

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

  Comprehensive Income

     The functional currency of Quokka's subsidiaries is the local currency. Accordingly, Quokka applies the current rate method to translate the subsidiaries' financial statements into United States dollars. SFAS 130, "Reporting Comprehensive Income", establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. Translation adjustments and unrealized gains/losses on available for sale securities are deemed immaterial and included as a component of additional paid in capital in the accompanying financial statements.

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

     Revenues from studio services are recognized in the period the service is provided. Advertising and electronic commerce revenues, which have not been material to date, are recognized when the commitment is met or product is shipped and payment is assured. Quokka recognizes revenue from the sale of its proprietary

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES
content in accordance with the provisions of SFAS No. 63. Quokka has accepted property and services as payment for sponsorship. Property and services received as payment are valued at fair market value based on the amounts normally charged to third parties for similar property and services. For the year ended December 31, 2000, barter revenues were 8.2% of net revenues, barter revenues were 3% of net revenues for 1999 and barter revenues were 50.0% of net revenues in 1998.

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

  Fair Value of Financial Instruments

     Carrying amounts of certain of Quokka's financial instruments, including cash and cash equivalents, accounts receivables, accounts payable, accrued expenses and long-term obligations, approximate fair value due to their short maturities or the prevailing interest rates of the related instruments approximate market rates currently available.

  Business Risk and Concentration of Credit Risk

     Quokka operates in the Internet industry, which is rapidly evolving and intensely competitive. Quokka potentially competes with other Internet companies, large, established media companies and sports marketing organizations. Quokka performs ongoing credit evaluations and does not require collateral.

     For the year ended December 31, 2000, two customers accounted for 23% and 13%, respectively, of all revenues generated by Quokka. At December 31, 2000, four customers accounted for 22%, 16%, 14% and 10%, respectively, of total outstanding accounts receivable.

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

  Inventory

     Inventory consists of outdoor gear and apparel, books, videos, and assorted Olympics merchandise, and is valued at the lower of cost or market, cost being determined using the first-in, first-out method. At December 31, 2000, the Company has recorded an inventory reserve of $ 209,000, which is a full reserve on the books to cover any potential lower of cost or market issues or obsolete inventory.

  Goodwill and intangibles

     Goodwill and intangibles are primarily associated with the purchase of ZoneNetwork.com, Golf.com and Total Sports, Inc. and are being amortized on a straight-line basis over a period ranging from 24-36 months. We assess the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." We also assess the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to respect historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

     During December 2000, the Company recorded a goodwill impairment charge of $130 million to write-down the goodwill associated with certain acquisitions completed during 2000, including ZoneNetwork.com, Golf.com, LLC and Total Sports Inc. These businesses were acquired at a time when the value of internet sports media companies was much higher. In addition, 100% of the goodwill impairment charge related to businesses acquired for consideration paid 100% in Quokka stock. These acquired operations experienced a decline in the sale of advertising sponsorships due to the Company's inability to monetize these acquisitions and as advertising budgets of many companies decreased due to economic conditions. Due to the significance of the change in conditions, management performed an evaluation of the recoverability of the goodwill related to these operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because the estimated future undiscounted cash flows of these operations were less than the carrying value of the related goodwill, an impairment charge was required. The impairment charge represents the amount required to write-down this goodwill to management's best estimate of the Company's future discounted cash flows from operations.

     As a result of the impairment charge, the Company reduced the remaining goodwill amortization period to 2 years.

  Research and Engineering

     Research and engineering expenses include personnel costs, costs incurred to improve and develop the Live_IP broadband applications and costs associated with network operations. Research and engineering costs are expensed as incurred.

  Advertising

     Advertising is expensed as incurred. Advertising expenses, which are included in sales and marketing expenses, were $5,177,000 in 2000, $7,727,000 in 1999 and $554,000 in 1998.

  Minority Interest in Net Loss of Consolidated Subsidiary

     During the March 1999 quarter, we formed NBC/Quokka Ventures, LLC, a joint venture with NBC Olympics, Inc. to provide interactive digital coverage of the Olympic Games and related pre-games events. In connection with this venture, NBC has contributed, among other things, certain programming and content in exchange for a 49% minority interest. The fair market value of this content is being amortized over the initial term of the venture agreement from inception in February 1999 through October 2004 on a straight-line basis. In October 2000 the Company acquired a 71% interest in Golf.com, LLC in which NBC retained their 29% interest.

  Stock-Based Compensation

     Quokka has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation." and has elected to continue accounting for stock-based compensation issued to the employees

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES
using APB No. 25, "Accounting for Stock Issued to Employees" and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented (See Note
11). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Quokka's common stock and the exercise price. Additionally, pursuant to SFAS No. 123, stock issued to non-employees is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

     In April 2000, the FASB issued FASB Interpretation No. 44, ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25. This interpretation, which is effective from July 1, 2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The adoption of FIN 44 did not have a material impact on Quokka's financial statements.

  Reclassification

     Quokka has reclassified the presentation of certain prior year information to conform to the current year presentation. These changes had no effect on previously reported financial position or results of operations.

  Net Loss Per Share

     Quokka computes net loss per share in accordance with SFAS No. 128, "Earnings per Share", and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common and potential shares of common stock during the period. However, as Quokka generated net losses in all periods presented, potential shares of common stock, composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of preferred stock and convertible notes, are not included in diluted net loss per share because such shares are anti-dilutive.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

     The following table sets forth the computation of historical basic and diluted net loss per share for the periods indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000         1999       1998
                                                             ---------    --------    -------
Numerator:
  Loss before cumulative effect of accounting change.......  $(271,294)   $(56,884)   $(9,538)
  Cumulative effect of accounting change...................     (8,225)         --         --
  Net loss available to common stockholders................  $(279,519)   $(56,884)   $(9,538)
Denominator:
  Weighted average shares..................................     47,846      39,387      9,657
  Weighted average unvested common shares subject to
     repurchase agreements.................................        (12)        (21)        (2)
                                                             ---------    --------    -------
  Denominator for basic and diluted calculation............     47,834      39,366      9,655
                                                             =========    ========    =======
Net loss before cumulative effect of accounting change per
  share:
  Basic and diluted........................................  $   (5.67)   $  (1.45)   $ (0.99)
Net loss per share:
  Basic and diluted........................................  $   (5.84)   $  (1.45)   $ (0.99)
Anti-dilutive securities including options, warrants,
  convertible notes and preferred stock not included in
  historical net loss per share calculations...............     41,821      11,840     17,755
                                                             =========    ========    =======

  Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have a material effect on the Company's financial position, results of operation and cash flows.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is evaluating the impact, if any, SFAS 140 may have on its consolidated financial statements.

 3. ACQUIRED RIGHTS

     Acquired programming rights pertain to licensing fees paid for programming rights related to our joint venture with NBC Olympics, Inc. for U.S. Digital Coverage of the Olympic Games, the exclusive worldwide interactive media rights to the FIM 500cc Road Racing Championship Grand Prix, America's Cup 2000 Yacht Race and NCAA Final Four. Acquired distribution rights represent licensing fees paid for the rights to distribute our programming on Excite@Home and Terra Networks. Acquired programming rights to sporting events and acquired distribution rights are amortized over their respective license periods on a straight line basis. Amortization associated with these rights amounted to $7.0 million for the year ended December 31, 2000 and $3.4 million for the year ended December 31, 1999. There was no amortization expense in 1998.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

 4. MARKETABLE SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities at December 31, 2000 is as follows (in thousands).

                                                GROSS UNREALIZED    GROSS UNREALIZED
                              AMORTIZED COST     HOLDING GAINS       HOLDING LOSSES     FAIR VALUE
                              --------------    ----------------    ----------------    ----------
AT DECEMBER 31, 2000
Money Markets...............     $    --              $ --                $ --           $    --
Municipal bonds and notes...      28,240                --                  --            28,240
Commercial paper............       3,871                --                 (19)            3,852
                                 -------              ----                ----           -------
                                 $32,111              $ --                $(19)          $32,092
                                 =======              ====                ====           =======

                                                GROSS UNREALIZED    GROSS UNREALIZED
                              AMORTIZED COST     HOLDING GAINS       HOLDING LOSSES     FAIR VALUE
                              --------------    ----------------    ----------------    ----------
AT DECEMBER 31, 1999
Money Markets...............     $   428              $ --                $ --           $   428
Municipal bonds and notes...      21,372                 4                  --            21,376
Corporate bonds.............      16,010                --                 (50)           15,960
Commercial paper............      19,950                --                 (12)           19,938
                                 -------              ----                ----           -------
                                 $57,760              $  4                $(62)          $57,702
                                 =======              ====                ====           =======

 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Computer, telecommunications, software and office
  equipment..............................................  $16,476    $ 9,096
Leasehold improvements...................................   14,342      2,477
Production equipment.....................................    2,573      2,383
Furniture and fixtures...................................    2,379      1,129
Leased equipment.........................................      799        505
                                                           -------    -------
                                                            36,569     15,590
Less accumulated depreciation and amortization...........   14,284      5,039
                                                           -------    -------
Property and equipment, net..............................  $22,285    $10,551
                                                           =======    =======

     Accumulated amortization related to leased equipment was $144,000 and $178,000 at December 31, 2000 and 1999, respectively. Loss on disposal for furniture and leaseholds related to a facility we vacated during 2000 was $171,000. There were no significant asset disposals during the years ended December 31, 1999 or 1998.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

 6. ACCRUED LIABILITIES

     Accrued liabilities consists of:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
                                                             (IN THOUSANDS)
Accrued accounts payable..................................  $ 5,852    $1,597
Accrued acquisition costs.................................    2,363        --
Accrued compensation and related expenses.................    2,176     1,184
Accrued hosting expense...................................    1,886        --
Accrued restructuring costs...............................    1,270        --
Accrued other.............................................    1,033     1,016
Related party payable.....................................      921        --
                                                            -------    ------
          Total accrued liabilities.......................  $15,501    $3,797
                                                            =======    ======

     Included in related party payables at December 31, 2000 were amounts due to NBC for general operating expenses that were paid by NBC on behalf of the Company.

 7. NOTES PAYABLE

     Notes payable consists of:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Convertible financing(a).................................  $71,236    $    --
Notes payable to bank(b).................................      208        458
Notes payable to bank(c).................................    1,667      2,000
Notes payable to bank(d).................................      353         --
Notes payable to third party(e)..........................    3,486      5,113
Notes payable associated with acquired distribution and
  programming rights(f)..................................    6,214      7,244
Note payable to third party(g)...........................      396      1,538
Other notes payable......................................      617        770
                                                           -------    -------
                                                            84,177     17,123
Less portion classified as current.......................   78,651      5,921
                                                           -------    -------
                                                           $ 5,526    $11,202
                                                           =======    =======

---------------
(a) On September 15, 2000, the Company closed a round of convertible promissory notes ("notes") and warrants for total consideration of $77.4 million, before fees and expenses. The five-year convertible notes carry a 7% interest rate per annum, payable quarterly in cash or in kind at the Company's option. A noteholder may elect to convert its notes into common stock at an initial conversion price of $5.42, at any time prior to maturity or earlier redemption. The conversion price is subject to downward adjustment under certain circumstances. The investors also received warrants to purchase 2,805,750 shares. The warrants have an exercise price of $8.00 and are exercisable for five years. The Company has the ability to force the exercise of half of the warrants under certain circumstances. Applicable accounting rules require that the gross proceeds be allocated among the notes, the beneficial conversion feature of the notes and the warrants. As a result of that allocation, the subordinated notes will initially be recorded on our balance sheet at a discounted value of approximately $69.9 million. The $7.5 million discount resulting from the

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES
    issuance of the warrants will be amortized to interest expense over the five-year term of the notes. The $28.5 million discount resulting from the beneficial conversion feature will be recognized immediately as a charge to interest expense in accordance with the guidance contained in Emerging Issues Task Force (EITF) No. 98-5 since the notes can be converted immediately at the holder's option. At the November 2000 meeting of the EITF, a further consensus was reached regarding the accounting for securities with beneficial conversion features that amended prior guidance. As outlined in EITF No. 00-27, the Task Force determined that the conversion price used to calculate the intrinsic value should be based on the "effective conversion price," which is based on the proceeds allocated to the convertible instrument. At the November 2000 meeting, the SEC Observer stated that, for public companies, the transition adjustment to record the beneficial conversion feature using the effective conversion price, for all convertible instruments issued after May 21, 1999, would be to record a cumulative effect adjustment. Accordingly, Quokka recorded a cumulative effect adjustment in the fourth quarter of 2000 to account for the change in accounting guidance and as a result, the Company recorded an additional beneficial conversion interest charge of $8.2 million relating to the convertible debt instrument discussed above. Had Quokka recorded the cumulative effect adjustment in the third quarter of 2000, when the convertible debt was issued, the pro forma net loss would not have been different for the year, but the third and fourth quarter losses would have been $63.9 million and $175.8 million, respectively. In addition, the pro forma net loss per share would have been $(1.39) and $(3.16) per share for the third and fourth quarter 2000, respectively. Lastly, if certain events occur, including a merger of greater than 50% of the Company's stock, the holders can force the redemption of the notes and warrants. See Notes 1 and 16 for further discussion.

(b) Notes payable to bank represents an equipment financing loan in which furniture, fixtures and equipment are pledged as collateral. Terms of the loan calls for monthly payments over 36 months commencing November 23, 1998. The note bears interest at 0.75% over the prime rate as quoted by the bank (9.50% at December 31, 2000). The agreement also requires the Company to be in compliance with certain financial covenants. The Company was not in compliance with its covenants as of December 31, 2000 but has received the appropriate waivers.

(c) Notes payable to bank represents an equipment financing loan in which furniture, fixtures and equipment are pledged as collateral. Terms of the loan calls for monthly payments over 48 months commencing August 31, 1999. The note bears interest at 0.75% over the prime rate as quoted by the bank (9.50% at December 31, 2000). The agreement also requires the Company to be in compliance with certain financial covenants. The Company was not in compliance with its covenants as of December 31, 2000 but has received the appropriate waivers.

(d) Notes payable to bank represents an equipment financing loan in which furniture, fixtures and equipment are pledged as collateral. Terms of the loan calls for monthly payments over 36 months. The note bears interest at the thirty-six month treasury yield plus 275 basis points.

(e) Notes payable to third party represents subordinated debt agreements, due in 36 monthly installments. In connection with these agreements, warrants were issued for the purchase of 215,384 shares of Series C Preferred Stock at an exercise price of $3.25, which were automatically converted into warrants to purchase, on a one-to-one basis, shares of common stock. The fair value of these warrants of $552,486 was calculated using the Noreen-Wolfson option pricing model and has been treated as a loan commitment fee and was amortized over the term of the six month draw-down period as no further services are required to earn the warrants, and they are fully vested. The following assumptions were used in determining for the far value of the warrants; expected volatility 70%, risk free interest rate of 5.0% and contractual life of 5 years. The Company was not in compliance with its covenants as of December 31, 2000 due to a cross-default as a result of the covenant violation related to the convertible debt. (See Note 1 for further discussion).

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

(f) Obligations under acquired programming and distribution rights pertain to licensing fees paid for rights to certain sporting events and rights to distribute our content. Acquired rights obligations are payable in quarterly payments over the terms of the agreements ranging from two to three years. (See Note 3 for further discussion).

(g) Note payable to third party represents debt related to software licensing fees which are payable in quarterly installments over the term of the two year agreement.

     Future minimum annual principal payments at December 31, 2000, are as follows (in thousands):

2001...............................................  $78,651
2002...............................................    5,088
2003...............................................      438
2004...............................................       --
2005...............................................       --
Thereafter.........................................       --
                                                     -------
                                                     $84,177
                                                     =======

 8. COMMITMENTS

     Quokka leases office facilities and equipment under noncancelable operating leases. Rental expense under these operating leases for the years ended 2000, 1999 and 1998 was approximately $5,777,000, $1,600,000 and $233,000, respectively. Additionally, Quokka leases certain office equipment under capital lease agreements. These leases are due in monthly installments at various dates through 2004. Minimum future payments under capital and operating lease agreements for the years ended December 31, are as follows (in thousands):

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
2001.....................................................  $1,095      $ 3,618
2002.....................................................     880        2,058
2003.....................................................     354        2,023
2004.....................................................      15        1,980
2005.....................................................      --        1,980
Thereafter...............................................      --        1,918
                                                           ------      -------
                                                           $2,344      $13,577
                                                                       =======
Less amount representing interest........................     443
                                                           ------
Present value of minimum lease payments under capital
  lease..................................................   1,901
Less current portion.....................................     846
                                                           ------
  Non-current portion....................................  $1,055
                                                           ======

     Under the terms of the NBC Quokka Venture, LLC, operating agreement, the Company is solely responsible for making cash capital contribution to the venture. The terms of the operating agreement require the Company to make quarterly capital contributions in amounts necessary to fund the joint ventures operations on an ongoing basis in accordance with the annual operating plan. According to the operating agreement as of December 31, 2000, Quokka had contributed $15 million in cash for the 2000 Olympic Games, and is committed to fund $13.5 million for the 2002 Winter Games.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

 9. INCOME TAXES

     The provision for income taxes are summarized as follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                2000        1999       1998
                                              --------    --------    -------
Current tax expense
  State.....................................  $     12    $      1    $     1
  Foreign...................................       123          36         12
Deferred tax expense
  Federal...................................   (30,625)    (19,621)    (2,846)
  State.....................................    (2,995)     (1,891)      (486)
Valuation allowance.........................    33,620      21,512      3,332
                                              --------    --------    -------
Net tax provision...........................  $    135    $     37    $    13
                                              ========    ========    =======

     The change in the valuation allowance was $59.9 million during the year ended December 31, 2000, of which $26.3 million were acquired during the acquisitions discussed in Note 13, and $21.4 million during the year ended December 31, 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is more likely that not the Company will realize the benefits of these deductible differences. However given the uncertainty, a full valuation allowance has been provided for the total net deferred tax assets at December 31, 2000.

     The primary components of the net deferred tax asset are (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Net operating loss carryforward.....................  $ 79,700    $ 22,681    $ 4,671
Capitalized research and development costs..........       219         219         --
Tax credits.........................................       430         430         12
Deferred revenue....................................       398       1,499         --
Accruals and reserves...............................     2,995         665        203
Depreciation........................................     2,569         917         13
                                                      --------    --------    -------
          Total deferred tax asset..................    86,311      26,411      4,899
Valuation allowance.................................   (86,311)    (26,411)    (4,899)
                                                      --------    --------    -------
                                                      $     --    $     --    $    --
                                                      ========    ========    =======

     As of December 31, 2000, the Company has net operating loss carryforwards of $220.8 million for federal tax purposes expiring in 2010 through 2020, and $79.4 million for California income tax purposes which expire in 2002 through 2005. The Company has research and development credit carryforwards of $350,573 for federal purposes and $198,315 for state purposes. The credits expire in 2018. The issuance of series A preferred stock in December, 1997, resulted in a change of ownership under Section 382 of the Internal Revenue Code. As a result of the change, approximately $3.8 million in federal losses and $1.8 million in California losses are subject to an annual limitation of $254,319. In addition, due to changes in the Company's ownership after 1997, the amount of net operating losses and research and development credits available to offset future federal income tax liabilities may be limited. The amount of such limitation, if any, has not been

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES
determined. The losses incurred while operating as Ozware Developments Unit Trust in Australia are not available for future utilization, therefore, no deferred income taxes were recorded in the financial statements.

     The effective income tax rate differs from the federal statutory income tax rate of 34% primarily as a result of state income taxes and the change in the valuation allowance. The difference between Quokka's effective income tax rate and the Federal statutory rate is reconciled below (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Provision at Federal rate...........................  $(92,194)   $(19,340)   $(3,243)
State tax, net of Federal benefit...................   (13,615)     (1,914)      (556)
Change in valuation allowance.......................    33,620      21,512      3,332
Amortization and impairment of goodwill.............    61,138          --         --
Beneficial conversion feature.......................    11,336          --         --
Other...............................................      (150)       (221)       480
                                                      --------    --------    -------
Net tax provision...................................  $    135    $     37    $    13
                                                      ========    ========    =======

10. STOCKHOLDERS' EQUITY

  Preferred Stock

     In July 1999 and upon completion of the Company's initial public offering, all 28,552,264 shares of Series A, B, C & D preferred stock were automatically converted on a one-for-one basis into common stock of the Company.

  Common Stock

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

  Treasury Stock

     In connection with the acquisition of Total Sports, Inc., the Company acquired 1.3 million shares of its common stock issued to Total Sports as consideration for Total's interest in Golf.com. During the year ended December 31, 1999, the Company purchased 23,000 shares of its common stock on the open market at an average price of $4.60 per share. The shares are recorded at cost and are shown as a reduction of stockholders' equity.

  Warrants

     Outstanding warrants to purchase 3,115,336 shares of preferred and common stock were automatically converted into warrants to purchase 3,113,252 shares of common stock (after consideration of net exercises). Concurrent with the IPO, warrants were exercised to purchase 452,048 share of common stock, resulting in additional capital proceeds to the Company of $486,000.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

     At December 31, 2000, 1999 and 1998, the Company had 15,975,893, 2,693,288
and 508,848 of stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $3.25 to $42.26, expire ten years from the date of grant and are exercisable upon grant.

     The estimated fair value of the above warrants have been determined based on the Noreen-Wolfson fair value model with a volatility of 70% and is a component of stockholders' equity in the accompanying financial statements.

     On August 22, 2000, the Company signed a warrant issuance agreement whereby we issued 10 million warrants to NBC for cash consideration of $500,000 and NBC's continued relationship with the Company. These warrants are exercisable at prices ranging from $8.89 to $20.00 through 2003. The estimated fair value of the warrants of $23.2 million has been determined based on the Noreen-Wolfson fair value model with a volatility of 65%, risk free interest rate of 6.10%, a contractual life of 4.5 years and is reported as a component of stockholder's equity. The warrant is being amortized ratably over its term, which expires on December 31, 2004.

  Issuance of Stock Options to Non-employees for Services

     The Company has recorded $1,029,000, $3,208,000 and $853,000 of compensation expense in 2000, 1999 and 1998 respectively, relating to stock options issued to non-employees for services rendered during those years.

11. STOCK OPTIONS

     Pursuant to the Quokka Sports, Inc. 1997 Equity Incentive Plan ("the Plan"), employees, directors and consultants of Quokka may be granted options to purchase shares of common stock. At December 31, 2000, 15,743,584 shares of common stock were reserved for issuance pursuant to the Plan. Incentive Stock Options and Non-incentive Stock Options are granted to the extent permissible under IRS rules and generally vest over a four-year term.

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

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

     A summary of the activity under both Plans together with options granted outside of the Plan is as follows:

                                                       EXERCISE                          WEIGHTED
                                                        PRICE          AGGREGATE         AVERAGE
                                        SHARES        PER SHARE          PRICE        EXERCISE PRICE
                                      ----------    --------------    ------------    --------------
Outstanding at December 31, 1997....   1,088,000        $0.50              544,000        $0.50
  Granted...........................   2,760,000    $0.50 - $ 2.60       3,736,200        $1.34
  Exercised.........................     (48,799)       $0.50              (24,400)       $0.50
  Cancelled.........................    (239,001)   $0.50 - $ 1.50        (176,000)       $0.74
                                      ----------    --------------    ------------        -----
Outstanding at December 31, 1998....   3,560,200    $0.50 - $ 2.60       4,079,800        $1.12
                                      ----------    --------------    ------------        -----
  Granted...........................   7,827,098    $3.25 - $17.00      63,600,472        $8.13
  Exercised.........................    (557,617)   $0.50 - $ 8.50        (587,900)       $1.05
  Cancelled.........................  (1,350,246)   $0.50 - $12.00      (7,690,600)       $5.70
                                      ----------    --------------    ------------        -----
Outstanding at December 31, 1999....   9,479,435    $0.50 - $17.00    $ 59,401,772        $6.26
                                      ----------    --------------    ------------        -----
  Granted...........................   5,655,909    $1.12 - $16.00      28,691,359        $5.07
  Exercised.........................    (555,022)   $0.50 - $ 9.00      (1,747,400)       $3.15
  Cancelled.........................  (2,823,509)   $0.50 - $17.00     (17,444,400)       $6.18
                                      ----------    --------------    ------------        -----
Outstanding at December 31, 2000....  11,756,813    $0.50 - $16.00    $ 68,901,331        $5.86
                                      ==========    ==============    ============        =====

     At December 31, 2000, options to purchase 3,656,030 shares were fully vested.

     The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
------------------------------------------------------------------   ----------------------------
                     NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
    RANGE OF       OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
EXERCISE PRICES    AT 12/31/00   CONTRACTUAL LIFE   EXERCISE PRICE    12/31/00     EXERCISE PRICE
----------------   -----------   ----------------   --------------   -----------   --------------
     $0.50            637,645          6.90             $ 0.50          325,069        $ 0.50
$ 0.70 - $ 1.75       896,282          8.03             $ 1.24          373,378        $ 1.25
$ 2.25 - $ 3.07     1,795,502          9.36             $ 2.47          411,536        $ 2.39
$ 3.25 - $ 5.00       818,791          8.21             $ 4.18          189,238        $ 3.99
$ 5.13 - $ 6.75     1,944,121          9.32             $ 5.29          332,142        $ 5.13
$ 6.88 - $ 7.75     1,510,053          8.31             $ 7.05          563,018        $ 7.03
$ 8.00 - $ 8.94     2,610,795          8.21             $ 8.28          880,927        $ 8.28
$ 9.00 - $ 9.75       452,344          8.68             $ 9.15          132,543        $ 9.09
$10.00 - $12.94       979,280          7.91             $11.62          442,054        $11.70
$13.00 - $16.00       112,000          9.06             $13.90            6,125        $14.56
                   ----------                                         ---------
                   11,756,813                                         3,656,030
                   ==========                                         =========

     The following information concerning the Plan is provided in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Quokka accounts for the Plan in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

     The fair value of each employee stock option grant has been estimated on the date of grant using the following weighted average assumptions:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                        2000          1999        1998
                                                     ----------    ----------    -------
Risk-free interest rates...........................    6.50%         5.69%        5.25%
Expected life of options...........................  3.09 years    3.25 years    5 years
Expected dividends.................................      $0            $0          $0
Volatility.........................................     117%          70%          0%

     The weighted average fair value of options granted in 2000 was $19,290,342.

     The following comprises the pro forma information pursuant to the provision of SFAS No. 123 (in thousands):

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2000         1999       1998
                                                     ---------    --------    -------
Net loss -- historical.............................  $(279,519)   $(56,884)   $(9,538)
Pro forma..........................................  $(291,159)   $(64,988)   $(9,694)
Basic and diluted net loss per share
  Historical.......................................  $   (5.84)   $  (1.45)   $  (.99)
  Pro forma........................................  $   (6.09)   $  (1.65)   $ (1.00)

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

13. ACQUISITIONS

     On March 31, 2000, the Company completed the acquisition of ZoneNetwork.com, Inc. ("Zone") a privately-held company that produces and owns a mountain sports internet property. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. The acquisition price included approximately 1.4 million shares of the Company's common stock with a fair market value of $18.3 million, 368,000 vested options and warrants with a fair market value of $2.0 million and transaction costs of approximately $900,000. The options and warrants issued in conjunction with the acquisition had exercise prices ranging from $.70 to $12.16 and were valued using the Noreen-Wolfson value model with a volatility of 70%. Of the $21.2 million total purchase price, approximately $33.0 million was allocated to goodwill with the remainder allocated to the net liabilities assumed. Goodwill will be amortized using a straight-line method over 2 years.

     On June 1, 2000, the Company signed an asset purchase agreement to acquire Helium, LLC. The transaction was completed on June 1, 2000 and was recorded using the purchase method of accounting. Total consideration was $1.2 million and includes a $300,000 cash payment and the issuance of 190,764 shares of common stock. Of the $1.2 million total purchase price, approximately $850,000 was allocated to goodwill with the remainder allocated to the net assets acquired. Goodwill will be amortized using a straight-line method over 2 years.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

     On June 8, 2000, the Company signed a definitive agreement to acquire a controlling interest in Golf.com LLC, a privately-held company that is in the business of developing, marketing and distributing a golf related online service to be accessed via the Internet. This transaction was completed on October 3, 2000 and was recorded using the purchase method of accounting, in accordance with the provisions of APB No. 16. Quokka issued approximately 3.9 million shares of common stock, with a fair market value of $24.2 million, and incurred acquisition costs of approximately $375,000 in exchange for 71% of the ownership interest in Golf.com LLC. Of the $24.6 million total purchase price, approximately $950,000 was allocated to customer relationships, $2.0 million to trade names, $90,000 to assemble workforce, $21.6 million to goodwill with the remainder allocated to the net liabilities assumed. Intangible assets will be amortized using a straight-line method over 2 years.

     On July 20, 2000, the Company signed a definitive agreement to acquire Total Sports Inc., an event-centered, online sports media company. The transaction was completed on November 13, 2000 and was recorded using the purchase method of accounting in accordance with the provisions of APB No. 16. The acquisition price included approximately 13.8 million shares of the Company's common stock with a fair market value of $116.7 million, 1.2 million vested options and warrants with a fair market value of $9.9 million and transaction costs of approximately $3.4 million. Of the $130.0 million total purchase price, approximately $2.4 million was allocated to net tangible assets and the remainder was allocated to intangible assets, including $3.6 million to customer relationships, $4.5 million to trade names, $3.3 million to technology, $450,000 to assembled workforce and $115.7 million of goodwill. Intangible assets will be amortized using the straight-line method over 3 years.

     The pro forma net sales, net income and diluted earnings per share for year ended December 31, 2000 and 1999, giving effect to the acquisition as if it had occurred at the beginning of the period are (unaudited, in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Pro forma revenue....................................  $  56,402    $  24,450
Pro forma net loss...................................  $(359,183)   $(166,633)
Pro forma basic and diluted loss per share...........  $   (7.51)   $   (2.89)

14. RESTRUCTURING COSTS

     Restructuring costs for the year ended December 31, 2000 were $2.6 million. During the second quarter a charge of $587,000 was recognized in connection with a change in the Company's e-commerce operational model from in-house to outsource fulfillment. As a result, 22 employees associated with in-house fulfillment were terminated prior to quarter end. Included in the restructuring costs are severance expenses as well as the write-off of $351,000 of related in-house software that managed the e-commerce process that has been taken out of service and disposed. During the fourth quarter, as a result of integrating several recent acquisitions and the need to respond to the change in the Company's business environment and future control costs, the Company announced that an additional restructuring charge of $2.0 million would be recorded. This action included approximately $500,000 for the termination of 90 employees, primarily production staff, certain lease commitment costs associated with the closure the Company's facilities in Seattle, London and two San Francisco locations and the write-off and disposal of $500,000 in fixed assets and software acquired in the Total Sports acquisition which no longer is being used in the business. All restructuring costs have been expensed within operating expenses. At December 31, 2000, a remaining accrual of $1.3 million was included in accrued liabilities and is expected to be fully utilized by March 31, 2001.

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES

15. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash activities for the years ended 2000, 1999 and 1998 are as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                2000       1999     1998
                                                              --------    ------    ----
Supplemental disclosure of cash:
  Equipment financed through capital lease..................  $     --    $  429    $ --
                                                              ========    ======    ====
  Accounts payable related to purchase of property and
     equipment..............................................  $    505    $  611    $242
                                                              ========    ======    ====
  Issuance of Preferred warrants under joint development
     agreement..............................................  $     --    $   --    $415
                                                              ========    ======    ====
  Issuance of Preferred warrants for subordinated debt......  $     --    $  572    $ --
                                                              ========    ======    ====
  Issuance of Preferred warrants for programming and
     distribution rights....................................  $     --    $6,104    $ --
                                                              ========    ======    ====
  Issuance of Preferred warrants as compensation for
     services rendered......................................  $     --    $1,154    $ --
                                                              ========    ======    ====
  Notes payable related to purchase of programming and
     distribution rights....................................  $     --    $7,644    $ --
                                                              ========    ======    ====
  Notes payable related to purchase of property and
     equipment..............................................  $     --    $2,293    $ --
                                                              ========    ======    ====
  Stock options issued as compensation for services
     rendered...............................................  $    734    $  355    $ 35
                                                              ========    ======    ====
  Amortization of NBC content...............................  $  2,581    $1,936    $ --
                                                              ========    ======    ====
  Equity issues in a business acquisitions..................  $175,925    $         $ --
                                                              ========    ======    ====

16. SUBSEQUENT EVENTS

     During February 2001, the Company conducted a major restructuring plan to realign the Company to maximize core capabilities with profitable business opportunities, streamline operations and reduce its cost structure. The restructured business model resulted in a reduction of 59% of the Company's workforce resulting in one-time charges for severance and related costs of approximately $1 million.

     During February 2001, the Company successfully restructured its convertible promissory notes and warrants resulting in a reduction in debt of $24 million. Through the restructuring and recent conversions of notes into common stock, the total amount of notes outstanding, including accrued interest through December 31,2000, has been reduced to $52.1 million. In connection with the convertible note restructuring, the Company repurchased $24 million of notes for cash consideration of $12 million. The conversion price of the remaining convertible notes outstanding of $52.1 million has been fixed at $0.75 per share. The difference between the carrying value of the repurchased notes and the consideration provided will be treated as an additional premium that will be amortized to interest expense over the life of the instrument.

     In connection with this restructuring, the noteholders have also waived existing defaults and agreed to revised covenants reflecting current circumstances. The restructured convertible notes contain various financial covenants and restrictions, including limitations on incurring debt, granting liens, selling assets, redeeming capital stock, maximum monthly cash expenditures and minimum cash on hand at each month-end. Given the above covenants and considering management's plans and forecasts, all the outstanding principal under the convertible notes is classified as a current liability in the December 2000 balance sheet. The Company also issued to the noteholders $40 million of a new series of preferred stock, which bears a 7% pay-in-kind dividend and is convertible into common stock, beginning in November 2001, at a conversion price of $1.50 per share. The Company is required to repurchase the outstanding notes and preferred stock in

                      QUOKKA SPORTS, INC. AND SUBSIDIARIES
connection with certain corporate transactions. In connection with this closing, the Company paid off its outstanding bank debt totaling $2.2 million at December 31, 2000.

     Just prior to the above restructuring, noteholders with a face value of $4.1 million elected to convert their notes into 21.1 million shares of the Company's series A senior convertible preferred stock under the terms of the original noteholders agreement which provided for the adjustment to the note conversion price during a 75 day window commencing on February 15, 2001. In connection with this conversion, the Company is expected to record a beneficial conversion charge of $3.6 million in the first quarter of 2001.

     In the event of a change of control transaction, liquidation or bankruptcy or other similar event, the amended 7.0% convertible promissory notes and the 7.0% series A senior convertible preferred stock discussed above will rank senior to the common stock upon any distribution. The preferred stock has a mandatory redemption right such that upon the sale of all or substantially all of the Company's assets, 90% of the proceeds received in such a change of control transaction is set aside to redeem all outstanding shares of preferred stock, with the balance of the proceeds applied to a management incentive payment. Once all outstanding shares of the preferred stock are redeemed, any balance remaining of the 90% of the proceeds received in the change of control transaction or liquidation is divided among the noteholders and the common stockholders, with the noteholders receiving 45% of any remaining balance and the common stockholders receiving 55%.

     On March 9, 2001, the Company received notice from NBC purporting to terminate the Master Venture Agreement dated February 9, 1999 among Quokka Sports, Inc., NBC Olympics, Inc. and NBC/Quokka Ventures, LLC. ("NQV"). In addition, on March 9, 2001, NQV received a letter from the Salt Lake Organizing Committee for the Winter Olympic Games of 2002 ("SLOC") purporting to terminate SLOC's letter agreement with NQV that granted the joint venture the rights to produce SLOC's official web site for the 2002 Olympics. On March 14, 2001, agreements were executed with NBC Olympics, Inc. and with SLOC in which the master venture agreement and SLOC's letter agreement were each amended. These amendments provide for the expiration of the respective terms of the Master Venture Agreement and letter agreement on May 1, 2001, unless Quokka or NQV is able to enter into a strategic partnership or sale transaction with a party that is acceptable to NBC and SLOC. To be acceptable to NBC and SLOC, a strategic partner or buyer may not be a NBC competitor or an Olympic sponsor competitor. That partner or buyer would also need to assume or guarantee Quokka's obligations under the master venture agreement with NBC and the letter agreement with SLOC, provide funding for NQV through the 2002 Olympic Games, demonstrate that it can meet agreed-upon financial covenants, demonstrate it has the capability to maintain the same standard of production, and have a market capitalization of at least $500 million if it is a publicly-traded company. Both NBC and SLOC have agreed to provide an acceptable partner or buyer the right to obtain the rights to produce SLOC's official web site for the 2002 Olympics and NBC Olympic's official web site for the 2002 and 2004 Olympics upon terms similar to those in place with the Company and NQV prior to the effectiveness of the amendments.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                           EXHIBIT TITLE
--------                          -------------
 2.1(1)    Agreement and Plan of Merger and Reorganization dated March
           1, 2000 by and among Quokka Sports, Inc., Montana
           Acquisition Corporation and ZoneNetwork.con, Inc.
 2.2(2)    Asset Purchase Agreement dated June 1, 2000 by and between
           Helium LLC and Quokka Sports, Inc.
 2.3(3)    Agreement and Plan of Merger and Reorganization dated July
           20, 2000, as amended, by and among Quokka Sports, Inc. and
           Total Sports Inc.
 2.4(4)    Purchase Agreement and Plan of Reorganization dated June 8,
           2000, as amended, by and among Quokka Sports, Inc.,
           Golf.com, LLC, GolfData Corporation, The New York Times
           Company Magazine Group, Inc., MediaOne Interactive Services,
           Inc., Total Sports Inc. and Otto Candies, LLC.
 3.1(3)    Amended and Restated Certificate of Incorporation.
 3.2(5)    Certificate of Designation of 7.0% Series A Senior
           Convertible Preferred Stock.
 3.4(6)    Amended and Restated Bylaws.
 4.1(7)    Form of Specimen Stock Certificate.
 4.2(8)    Note Purchase Agreement dated September 15, 2000 between
           Quokka Sports, Inc. and the Purchasers identified therein, including exhibits thereto.
 4.3(8)    Form of 7.0% Convertible Subordinated Promissory Note dated
           September 15, 2000 issued by Quokka Sports, Inc. (attached as Exhibit A to Exhibit 4.2).
 4.4(8)    Form of Common Stock Purchase Warrant dated September 15,
           2000 issued by Quokka Sports, Inc. (attached as Exhibit B to
           Exhibit 4.2).
 4.5(8)    Amended and Restated Investors' Rights Agreement dated
           September 15, 2000 by and among Quokka Sports, Inc. and the
           Investors as set forth on Exhibit A thereto (attached as
           Exhibit C to Exhibit 4.2).
 4.6(8)    Noteholders Agreement dated September 15, 2000 by and among
           Quokka Sports, Inc. and the signatories thereto (attached as
           Exhibit D to Exhibit 4.2).
 4.7(9)    Warrant Issuance Agreement dated August 22, 2000 by and
           between Quokka Sports, Inc. and National Broadcasting
           Company, Inc.
 4.8(9)    Warrant dated August 22, 2000 issued to National
           Broadcasting Company, Inc.
 4.9(6)    Registration Rights Agreement dated March 30, 2000 between
           Quokka Sports, Inc. and KLAS, Inc.
10.1(6)    Employment Agreement dated January 18, 2000 between Quokka
           Sports, Inc. and Michael Gough.
21.1       List of Subsidiaries.
23.1       Consent of PricewaterhouseCoopers LLP, independent
           accountants.
24.1       Power of Attorney (reference is made to page 49).

---------------
(1) Previously filed as an exhibit to Quokka's current report on Form 8-K filed on April 14, 2000 (File No. 000-26311).

(2) Previously filed as an exhibit to Quokka's report on Form 10-Q filed on August 14, 2000 (File No. 000-26311).

(3) Previously filed as an annex or an exhibit to Quokka's Registration Statement on Form S-4 filed on October 11, 2000 (File No. 333-44774).

(4) Previously filed as an annex to Quokka's Definitive Schedule 14A filed on September 1, 2000 (File No. 000-26311).

(5) Previously filed as an exhibit to Quokka's current report on Form 8-K dated February 22, 2001 filed on February 23, 2001 (File No. 000-26311).

(6) Previously filed as an exhibit to Quokka's report on Form 10-Q filed on May 15, 2000 (File No. 000-26311).

(7) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-76981) filed in connection with the Company's initial public offering.

(8) Previously filed as an exhibit to Quokka's current report on Form 8-K dated September 15, 2000 filed on September 19, 2000 (File No. 000-26311).

(9) Previously filed as an exhibit to Quokka's current report on Form 8-K dated August 22, 2000 filed on August 31, 2000 (File No. 000-26311).